Form 10-Q
period 2018-03-31
Mid-Southern Bancorp, Inc.
filed 2018-06-28
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _____________________

Commission File No. 001-38491

Mid-Southern Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

300 North Water Street, Salem, Indiana 47167	1-812-883-2639
(Address of principal executive offices, zip code, telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No    X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes            No     X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

(Check one):                                        Large Accelerated Filer                                                      Accelerated Filer                                          Non-accelerated Filer

Smaller Reporting Company    X                                                        Emerging Growth Company     X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 15, 2018, there were no shares of the registrant's common stock outstanding.

MID-SOUTHERN BANCORP, INC.

MID-SOUTHERN BANCORP, INC
PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS
Cash and due from banks	$741	$1,151
Interest-bearing deposits with banks	15,596	6,313
Cash and cash equivalents	16,337	7,464

Securities available for sale, at fair value	42,802	45,716
Securities held to maturity	138	163

Loans, net	116,302	114,896

Federal Home Loan Bank stock, at cost	778	778
Foreclosed real estate	38	176
Real estate held for sale	270	270
Premises and equipment	2,005	2,032
Accrued interest receivable:
Loans	408	421
Securities	250	241
Cash value of life insurance	3,661	3,642
Other assets	1,019	878

Total Assets	$184,008	$176,677

LIABILITIES
Deposits:
Noninterest-bearing	$17,761	$18,008
Interest-bearing	138,876	133,885
Total deposits	156,637	151,893

Advances from Federal Home Loan Bank	3,000	-

Accrued expenses and other liabilities	510	630
Total Liabilities	160,147	152,523

STOCKHOLDERS' EQUITY
Preferred stock of $1 par value per share:
Authorized 1,000,000 shares; none issued	-	-
Common stock of $1 par value per share:
Authorized 10,000,000 shares; issued 1,471,712 shares (1,471,612 in 2017);
outstanding 1,469,380 shares (1,469,280 in 2017)	1,472	1,472
Additional paid-in capital	3,503	3,501
Retained earnings-substantially restricted	19,647	19,326
Accumulated other comprehensive loss	(661)	(47)
Unearned stock compensation plan	(5)	(3)
Less treasury stock, at cost - 2,332 shares (2,332 in 2017)	(95)	(95)
Total Stockholders' Equity	23,861	24,154

Total Liabilities and Stockholders' Equity	$184,008	$176,677

See accompanying notes to conoslidated financial statements.

MID-SOUTHERN BANCORP, INC
PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017

INTEREST INCOME
Loans, including fees	$1,344	$1,336
Investment securities:
Mortgage-backed securities	106	142
Municipal tax exempt	102	45
Other debt securities	71	77
Federal Home Loan Bank dividends	13	8
Interest-bearing deposits with banks and time deposits	21	12
Total interest income	1,657	1,620

INTEREST EXPENSE
Deposits	165	162
Borrowings	9	-
Total interest expense	174	162

Net interest income	1,483	1,458

Recapture of provision for loan losses	-	(300)
Net interest income after provision for loan losses	1,483	1,758

NONINTEREST INCOME
Deposit account service charges	95	104
Increase in cash value of life insurance	18	19
ATM and debit card fee income	84	80
Other income	12	12
Total noninterest income	209	215

NONINTEREST EXPENSE
Compensation and benefits	680	627
Occupancy and equipment	119	128
Data processing	180	169
Professional fees	107	90
Net (gain) loss on foreclosed real estate	(16)	14
Directors' fees	45	40
Loan expenses	18	20
Deposit insurance premiums	14	15
Other expenses	147	152
Total noninterest expense	1,294	1,255

Income before income taxes	398	718

Income tax expense	77	251

Net Income	$321	$467

Net income per common share, basic	$0.22	$0.32

Net income per common share, diluted	$0.22	$0.32

See accompanying notes to conoslidated financial statements.

MID-SOUTHERN BANCORP, INC
PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017

Net Income	$321	$467

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in net unrealized loss on securities available for sale:
Net unrealized holding (losses) gains arising during the period	(817)	54
Income tax benefit (expense)	203	(21)
Net of tax amount	(614)	33

Other Comprehensive (Loss) Income	(614)	33

Total Comprehensive (Loss) Income	$(293)	$500

See accompanying notes to conoslidated financial statements.

MID-SOUTHERN BANCORP, INC
PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balances at January 1, 2017	$1,472	$3,499	$18,232	$(180)	$(5)	$(93)	$22,925

Net income	-	-	467	-	-	-	467

Other comprehensive income	-	-	-	33	-	-	33

Forfeiture of unearned stock awards	-	-	-	-	2	(2)	-

Grant of common stock for
stock compensation - 100 shares	-	2	-	-	(2)	-	-

Balances at March 31, 2017	1,472	3,501	18,699	(147)	(5)	(95)	23,425

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$(3)	$(95)	$24,154

Net income	-	-	321	-	-	-	321

Other comprehensive income	-	-	-	(614)	-	-	(614)

Grant of common stock for
stock compensation - 100 shares	-	2	-	-	(2)	-	-

Balances at March 31, 2018	$1,472	$3,503	$19,647	$(661)	$(5)	$(95)	$23,861

See accompanying notes to conoslidated financial statements.

MID-SOUTHERN BANCORP, INC
PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$321	$467
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of premiums and accretion of discounts
on securities, net	11	47
Recapture of provision for loan losses	-	(300)
Depreciation expense	28	33
Deferred income taxes	22	163
Increase in cash value of life insurance	(18)	(19)
Net realized and unrealized (gain) loss on foreclosed real estate	(16)	14
Decrease in accrued interest receivable	4	45
Net change in other assets and liabilities	(78)	(60)
Net Cash Provided By Operating Activities	274	390

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on mortgage-backed securities available for sale	2,085	1,950
Principal collected on mortgage-backed securities held to maturity	24	18
Proceeds from maturities of securities held to maturity	-	25
Net increase in loans receivable	(1,495)	(1,734)
Investment in cash value of life insurance	(1)	(1)
Proceeds from the sale of foreclosed real estate	243	55
Purchase of premises and equipment	(1)	(1)
Net Cash Provided By Investing Activities	855	312

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,744	2,868
Advances from Federal Home Loan Bank	3,000	-
Net Cash Provided By Financing Activities	7,744	2,868

Net Increase in Cash and Cash Equivalents	8,873	3,570

Cash and cash equivalents at beginning of year	7,464	8,311

Cash and Cash Equivalents at End of Year	$16,337	$11,881

See accompanying notes to conoslidated financial statements.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                   Presentation of Interim Information

Mid-Southern Savings Bank, FSB and Subsidiary (the "Bank") is a 70.83% owned subsidiary of Mid-Southern, M.H.C., a federally chartered mutual holding company (the "MHC").  Mid-Southern Bancorp, Inc. ("Company") was incorporated in January 2018 as the proposed holding company for the Bank, in connection with the MHC's plan of conversion from mutual to stock form of ownership. (See Note 2) The unaudited interim consolidated financial information presented in this report includes only the interim financial information of the Bank and its wholly-owned subsidiary, Mid-Southern Investments, Inc.  In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of March 31, 2018, and the results of operations and the cash flows for the three months ended March 31, 2018 and 2017.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Bank's annual audited consolidated financial statements and related footnotes for the year ended December 31, 2017 included in the Company's prospectus dated May 14, 2018 and filed with the Securities and Exchange Commission (the "SEC") on May 24, 2018.

The unaudited consolidated financial statements include the accounts of the Bank and its subsidiary.  All material intercompany balances and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform with the current period presentation.  The reclassifications had no effect on net income or stockholders' equity.

2.                   Plan of Conversion and Change in Corporate Form

On January 24, 2018, the boards of directors of the MHC and the Bank adopted a Plan of Conversion and Reorganization (the "Plan").  The Plan was approved on May 4, 2018 by the Board of Governors of the Federal Reserve System. The Plan must also be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank, excluding shares held by the MHC at a special meeting to be held on June 28, 2018. Pursuant to the Plan, the MHC proposes to convert from the mutual holding company form of organization to the capital stock form of organization and merge with and into the Company.   As part of the conversion, the Company is offering up to 2,559,871 shares of common stock for sale to the public at $10.00 per share based upon a valuation by an independent appraiser. The Bank's Board of Directors will adopt an employee stock ownership plan ("ESOP") which will subscribe for 8% of the common stock sold in the offering.  Each minority shareholder of the Bank will receive common stock of the Company in exchange for their shares of common stock of the Bank.  As a result, at the time of the conversion, the Bank will become a wholly-owned subsidiary of the Company.  The conversion and reorganization is expected to be completed by the second quarter of 2018, subject to the receipt of final regulatory approvals and approval by the Bank's shareholders.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank has $412,000 (unaudited) and $143,000 in deferred conversion costs as of March 31, 2018 and December 31, 2017, respectively. At the completion of the Conversion, the Company will establish a liquidation account in an amount equal to the MHC's ownership interest in the stockholders' equity of the Bank as reflected in the latest consolidated balance sheet contained in the final prospectus plus the value of the net assets of the MHC as reflected in the latest balance sheet of the MHC prior to the effective date of the conversion (excluding its ownership of Bank common stock). The liquidation account will be maintained for the benefit of eligible account holders who maintain deposit accounts with the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities and equity unchanged as a result.

3.                   Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management's intent.  Debt securities held by the Bank include mortgage-backed securities and other debt securities issued by the Government National Mortgage Association ("GNMA"), a U.S. government agency, and mortgage-backed securities and collateralized mortgage obligations issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are government-sponsored enterprises. Mortgage-backed securities ("MBS") represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities.  Collateralized mortgage obligations ("CMO") are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.  The Bank also holds debt securities issued by municipalities and political subdivisions of state and local governments.

Investment securities at March 31, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2018:	Cost	Gains	Losses	Value

Securities available for sale:
Agency MBS	$13,865	$-	$426	$13,439
Agency CMO	8,377	-	218	8,159
	22,242	-	644	21,598

Other debt securities:
Municipal obligations	21,440	121	357	21,204

Total securities available
for sale	$43,682	$121	$1,001	$42,802

Securities held to maturity:
Agency MBS	$73	$3	$-	$76
Municipal obligations	65	1	-	66

Total securities held to
maturity	$138	$4	$-	$142

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2017:

Securities available for sale:
Agency MBS	$14,604	$-	$208	$14,396
Agency CMO	8,700	-	121	8,579
	23,304	-	329	22,975

Other debt securities:
Federal agency	1,000	-	1	999
Municipal obligations	21,474	343	75	21,742

Total securities available
for sale	$45,778	$343	$405	$45,716

Securities held to maturity:
Agency MBS	$78	$2	$-	$80
Municipal obligations	85	2	-	87

Total securities held to
maturity	$163	$4	$-	$167

The amortized cost and fair value of debt securities as of March 31, 2018, by contractual maturity, are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$388	$390	$-	$-
Due after one year through five years	850	889	65	66
Due after five years through ten years	5,584	5,499	-	-
Due after ten years	14,618	14,426	-	-
	21,440	21,204	65	66
MBS and CMO	22,242	21,598	73	76

	$43,682	$42,802	$138	$142

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At March 31, 2018, the Bank did not have any securities held to maturity with an unrealized loss.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
March 31, 2018:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	3	2,509	36
Agency CMO	4	4,630	27
Municipal obligations	28	13,381	251
Total less than 12 months	35	20,520	314

Continuous loss position more than 12 months:
Agency MBS	11	10,927	390
Agency CMO	3	3,529	191
Municipal obligations	3	1,904	106
Total more than 12 months	17	16,360	687

Total securities available for sale	52	$36,880	$1,001

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At December 31, 2017, the Bank did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2017:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Federal agency	1	$999	$1
Agency MBS	3	2,543	13
Agency CMO	4	4,777	12
Municipal obligations	4	2,539	13
Total less than 12 months	12	10,858	39

Continuous loss position more than 12 months:
Agency MBS	12	11,848	195
Agency CMO	3	3,802	109
Municipal obligations	3	1,949	62
Total more than 12 months	18	17,599	366

Total securities available for sale	30	$28,457	$405

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair value.

At March 31, 2018, the debt securities in the available for sale classification in a loss position had depreciated approximately 2.6% from the amortized cost basis.  All of the debt securities in a loss position at March 31, 2018 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer's financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  As the Bank has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During both of the three month periods ended March 31, 2018 and 2017, the Bank did not have any security sales.

4.                   Loans and Allowance for Loan Losses

The Bank's loan and allowance for loan loss policies are as follows:

Loans Held for Investment. Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Bank grants real estate mortgage, commercial business and consumer loans.  A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana.  The ability of the Bank's customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method.  Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible.  Past due status is determined based on contractual terms.  Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status.  The cash receipts method is used when the likelihood of further loss on the loan is remote.  Otherwise, the Bank applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status.  Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss on the loan is remote.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Additions to the allowance for loan losses are made by the provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The Bank uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are individually evaluated for impairment or loans otherwise classified as doubtful or substandard. For such loans that are classified as impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the Bank's actual loss history over the most recent twenty calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Bank's historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management's determination of the allowance for loan losses considers changes and trends in the following qualitative loss factors:  loan administration, national and local economic conditions, new loan trends, past due and nonaccrual loans, collateral values, credit concentrations and other internal and external factors such as competition, legal and regulatory changes.  Each qualitative factor is assigned a rating and a factor weight in determining the adjusted loss factors used in management's allowance for loan losses adequacy calculation.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors.  Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The following portfolio segments are considered in the allowance for loan loss analysis:  one-to-four family residential real estate, multi-family residential real estate, construction, commercial real estate, commercial business, and consumer loans.

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by non-owner-occupied residential investment properties and multi-family residential investment properties.  The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower's or tenant's personal cash flow and employment status.

The Bank's construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects, and includes both owner-occupied and speculative investment properties.  Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower's ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

Commercial real estate loans are comprised of loans secured by various types of collateral including farmland, office buildings, warehouses, retail space and mixed use buildings located in the Bank's primary lending area.  Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market.  Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates or general business operating cash flows that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates and the general level of business activity.  The Bank generally obtains loan guarantees from financially capable parties for commercial real estate loans.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial business loans include lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations.  Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower.  As with commercial real estate loans, the Bank generally obtains loan guarantees from financially capable parties for commercial business loans.

Consumer loans consist primarily of home equity lines of credit and other loans secured by junior liens on the borrower's personal residence, home improvement loans, automobile and truck loans, boat loans, mobile home loans, loans secured by savings deposits, and other personal loans.  The risks associated with these loans are related to the local housing market and local economic conditions including the unemployment level.

Loan Charge-Offs. For portfolio segments other than consumer loans, the Bank's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Bank's historical loss experience used to estimate the general component of the allowance for loan losses as discussed above.  Specific reserves are not considered charge-offs in management's evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At March 31, 2018, the Bank had 13 loans on which partial charge-offs in the aggregate of $350,000 had been recorded.

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection.  Overdrafts are charged off after 60 days past due.  A charge-off is typically recorded on a loan secured by real estate when the property is foreclosed upon when the carrying value of the loan exceeds the property's fair value less the estimated costs to sell.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors.  New appraisals or valuations are generally obtained for all significant properties (if the value is estimated to exceed $100,000) when a loan is identified as impaired.  Subsequent appraisals are obtained or an internal evaluation is prepared annually, or more frequently if management believes there has been a significant change in the market value of a collateral property securing a collateral dependent impaired loan.  In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment evaluation on the original appraisal with adjustments for current conditions based on management's assessment of market factors and inspection of the property.

At March 31, 2018 and December 31, 2017, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $47,000 and $290,000, respectively.

Loans at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Real estate mortgage loans:
One-to-four family residential	$79,388	$79,899
Multi-family residential	6,455	6,352
Residential construction	-	108
Commercial real estate	22,848	22,315
Commercial real estate construction	2,982	2,061
Commercial business loans	4,201	3,875
Consumer loans	2,059	1,978
Total loans	117,933	116,588

Deferred loan origination fees and costs, net	31	31
Allowance for loan losses	(1,662)	(1,723)

Loans, net	$116,302	$114,896

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Bank's recorded investment in loans at March 31, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$79,388	$6,455	$2,982	$22,848	$4,201	$2,059	$117,933

Accrued interest receivable	274	18	9	85	16	6	408

Net deferred loan fees/ costs	(4)	(8)	(4)	(6)	10	43	31

Recorded investment in loans	$79,658	$6,465	$2,987	$22,927	$4,227	$2,108	$118,372

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$3,517	$-	$-	$1,338	$517	$-	$5,372

Collectively evaluated for impairment	76,141	6,465	2,987	21,589	3,710	2,108	113,000

Ending balance
	$79,658	$6,465	$2,987	$22,927	$4,227	$2,108	$118,372

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Bank's recorded investment in loans at December 31, 2017:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$79,899	$6,352	$2,169	$22,315	$3,875	$1,978	$116,588

Accrued interest receivable	301	15	6	81	13	5	421

Net deferred loan fees/ costs	-	(8)	(6)	(5)	7	43	31

Recorded investment in loans	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,416	$-	$-	$1,628	$524	$-	$6,568

Collectively evaluated for impairment	75,784	6,359	2,169	20,763	3,371	2,026	110,472

Ending balance
	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$48	$-	$-	$24	$50	$-	$122

Collectively evaluated for impairment	997	191	27	239	53	33	1,540

Ending balance	$1,045	$191	$27	$263	$103	$33	$1,662

             An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$56	$-	$-	$28	$58	$-	$142

Collectively evaluated for impairment	1,014	220	20	241	53	33	1,581

Ending balance	$1,070	$220	$20	$269	$111	$33	$1,723

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)

Beginning balance	$1,070	$220	$20	$269	$111	$33	$1,723
Provisions	38	(29)	7	(8)	(8)	--	-
Charge-offs	(72)	-	-	-	-	(3)	(75)
Recoveries	9	-	-	2	-	3	14

Ending balance	$1,045	$191	$27	$263	$103	$33	$1,662

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)

Beginning balance	$1,571	$338	$9	$404	$134	$47	$2,503
Provisions	19	(17)	(1)	(28)	25	2	-
Charge-offs	(49)	-	-	-	-	(3)	(52)
Recoveries	2	-	-	-	-	3	5

Ending balance	$1,543	$321	$8	$376	$159	$49	$2,456

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Bank's impaired loans as of March 31, 2018 and for the three months ended March 31, 2018 and 2017.  The Bank did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three month periods ended March 31, 2018 and 2017:

	At March 31, 2018			Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:		(In thousands)
One-to-four family residential	$1,897	$2,360	$-	$1,694	$3	$1,775	$9
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	619	657	-	651	4	833	12
Commercial business	10	9	-	10	-	18	-
Consumer	-	-	-	-	-	32	-
	$2,526	$3,026	$-	$2,355	$7	$2,658	$21

Loans with an allowance recorded:
One-to-four family residential	$675	$716	$48	$696	$8	$784	$32
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	388	398	24	361	6	426	21
Commercial business	507	566	50	511	7	574	30
Consumer	-	-	-	-	-	2	-
	$1,570	$1,680	$122	$1,568	$21	$1,786	$83

Total:
One-to-four family residential	$2,572	$3,076	$48	$2,390	$11	$2,559	$41
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	1,007	1,055	24	1,012	10	1,259	33
Commercial business	517	575	50	521	7	592	30
Consumer	-	-	-	-	-	34	-
	$4,096	$4,706	$122	$3,923	$28	$4,444	$104

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Bank's impaired loans as of December 31, 2017:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Loans with no related allowance recorded:	(In thousands)

One-to-four family residential	$1,492	$1,980	$-
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	684	761	-
Commercial business	11	10	-
Consumer	-	-	-

	$2,187	$2,751	$-

Loans with an allowance recorded:

One-to-four family residential	$718	$766	$56
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	335	348	28
Commercial business	514	573	58
Consumer	-	-	-

	$1,567	$1,687	$142

Total:

One-to-four family residential	$2,210	$2,746	$56
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	1,019	1,109	28
Commercial business	525	583	58
Consumer	-	-	-

	$3,754	$4,438	$142

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at March 31, 2018 and December 31, 2017:

	At March 31, 2018			At December 31, 2017
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$1,668	$-	$1,668	$1,333	$-	$1,333
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	530	-	530	535	-	535
Commercial business	10	-	10	10	-	10
Consumer	-	-	-	-	-	-

Total	$2,208	$-	$2,208	$1,878	$-	$1,878

The following table presents the aging of the recorded investment in loans at March 31, 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

One-to-four family residential	$1,186	$597	$718	$2,501	$77,157	$79,658
Multi-family residential	-	-	-	-	6,465	6,465
Construction	-	-	-	-	2,987	2,987
Commercial real estate	157	-	83	240	22,687	22,927
Commercial business	10	-	-	10	4,217	4,227
Consumer	12	-	-	12	2,096	2,108

Total	$1,365	$597	$801	$2,763	$115,609	$118,372

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the aging of the recorded investment in loans at December 31, 2017:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)
One-to-four family residential	$1,599	$1,276	$512	$3,387	$76,813	$80,200
Multi-family residential	-	-	-	-	6,359	6,359
Construction	-	-	-	-	2,169	2,169
Commercial real estate	88	189	97	374	22,017	22,391
Commercial business	5	-	-	5	3,890	3,895
Consumer	-	-	-	-	2,026	2,026

Total	$1,692	$1,465	$609	$3,766	$113,274	$117,040

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, public information, historical payment experience, credit documentation, and current economic trends, among other factors.  The Bank classifies loans based on credit risk at least quarterly.  The Bank uses the following regulatory definitions for risk ratings:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss:  Loans classified as loss are considered uncollectible and of such little value that their continuance on the institution's books as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
March 31, 2018:	(In thousands)

Pass	$76,569	$6,465	$2,987	$21,765	$3,710	$2,108	$113,604
Special mention	-	-	-	-	-	-	-
Substandard	3,089	-	-	1,162	517	-	4,768
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$79,658	$6,465	$2,987	$22,927	$4,227	$2,108	$118,372

December 31, 2017:

Pass	$77,205	$6,359	$2,169	$21,049	$3,371	$2,026	$112,179
Special mention	-	-	-	50	-	-	50
Substandard	2,995	-	-	1,292	524	-	4,811
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Modification of a loan is considered to be a troubled debt restructuring ("TDR") if the debtor is experiencing financial difficulties and the Bank grants a concession to the debtor that it would not otherwise consider.  By granting the concession, the Bank expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession.  The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt.  A concession will be granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate.  A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt.  The Bank's determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

A TDR can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the restructuring.  A TDR on nonaccrual status is restored to accrual status when the borrower has demonstrated the ability to make future payments in accordance with the restructured terms, including consistent and timely payments for at least six consecutive months in accordance with the restructured terms.

The following table summarizes the Bank's TDRs by accrual status as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$904	$-	$904	$48	$877	$-	$877	$56
Commercial real estate	476	168	644	24	484	209	693	28
Commercial business	507	10	517	50	514	11	525	58

Total	$1,887	$178	$2,065	$122	$1,875	$220	$2,095	$142

At March 31, 2018 and December 31, 2017, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $378,000 and $377,000, respectively. These commitments represented the undisbursed portion of a commercial real estate secured line of credit to one borrower.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2018:

	Three months ended March 31, 2018
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

Troubled debt restructurings:
One-to-Four Family Residential	1	$44	$71

Total	1	$44	$71

There were no TDRs that were restructured during the three months ended March 31, 2017.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2018 or 2017.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2018 and 2017.  In the event that a TDR subsequently defaults, the Bank evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.            Supplemental Disclosure for Earnings Per Share

	Three Months Ended
	March 31,
(Dollars in thousands, exept per share data)	2018	2017
Basic
Earnings:
Net income	$321	$467

Shares:
Weighted average common
shares outstanding	1,469,070	1,468,940

Net income per common share, basic	$0.22	$0.32

Diluted
Earnings:
Net income	$321	$467

Shares:
Weighted average common
shares outstanding	1,469,070	1,468,940
Add: Dilutive effect of stock options	521	401
Add: Dilutive effect of restricted stock	21	81

Weighted average common
shares outstanding, as adjusted	1,469,612	1,469,422

Net income per common share, diluted	$0.22	$0.32

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three-month periods ended March 31, 2018 and 2017. No restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three-month periods ended March 31, 2018 and 2017.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.            Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash payments for
Interest	$174	$162

Noncash investing activities:
Transfers from loans to real estate acquired
through foreclosure	82	35

7.	Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements, provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets

Level 2:
Inputs to the valuation methodology include quoted market prices for similar assets or liabilities in active markets; quoted market prices for identical or similar assets or liabilities in markets that are not active; or inputs that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Bank's financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017.  The Bank had no liabilities measured at fair value as of March 31, 2018 or December 31, 2017.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$13,439	$-	$13,439
Agency CMO	-	8,159	-	8,159
Municipal obligations	-	21,204	-	21,204
Total securities available for sale	$-	$42,802	$-	$42,802

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$2,525	$2,525
Commercial real estate	-	-	982	982
Commercial business	-	-	467	467
Total impaired loans	$-	$-	$3,974	$3,974

Foreclosed real estate:
Commercial real estate	$-	$-	$38	$38

Real estate held for sale:	$-	$-	$270	$270

December 31, 2017:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$14,396	$-	$14,396
Agency CMO	-	8,579	-	8,579
Federal agency	-	999	-	999
Municipal obligations	-	21,742	-	21,742
Total securities available for sale	$-	$45,716	$-	$45,716

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$2,154	$2,154
Commercial real estate	-	-	991	991
Commercial business	-	-	467	467
Total impaired loans	$-	$-	$3,612	$3,612

Foreclosed real estate:
One-to-four family residential	$-	$-	$138	$138
Commercial real estate	-	-	38	38
Total foreclosed real estate	$-	$-	$176	$176

Real estate held for sale:	$-	$-	$270	$270

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value is based upon quoted market prices, where available.  If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association's standard calculations for cash flow and price/yield analysis and observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Bank's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Bank's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market.  If quoted market prices are not available, the Bank obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other factors.  Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

Impaired Loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At March 31, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management's estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.  The Bank recognized recapture of provision for loan losses of $17,000 and $8,000 for the three-month periods ended March 31, 2018 and 2017, respectively, for impaired loans.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreclosed Real Estate.  Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management's estimate of the fair value of the property given current market conditions and the condition of the collateral.  At March 31, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property of 15%.  At December 31, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value (including estimated costs to sell the property) ranging from 8% to 15% with a weighted average discount from appraised value of 10%.  The Bank did not recognize any charges to write down foreclosed real estate to fair value during the three-month periods ended March 31, 2018 and 2017.

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.  The Bank did not recognize any charges to write down real estate held for sale during the three-month periods ended March 31, 2018 and 2017.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three-month periods ended March 31, 2018 and 2017.  There were no transfers into or out of the Bank's Level 3 financial assets for the three-month periods ended March 31, 2018 and 2017.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three-month periods ended March 31, 2018 and 2017.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.  The estimated fair values of the Bank's financial instruments are as follows:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

March 31, 2018

Financial assets:
Cash and cash equivalents	$16,337	$16,337	$-	$-
Securities available for sale	42,802	-	42,802	-
Securities held to maturity	138	-	142	-
Loans, net	116,302	-	-	114,514
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	658	-	658	-

Financial liabilities:
Deposits	156,637	-	-	155,296
FHLB advances	3,000	-	3,000	-

December 31, 2017:

Financial assets:
Cash and cash equivalents	$7,464	$7,463	$-	$-
Securities available for sale	45,716	-	45,716	-
Securities held to maturity	163	-	167	-
Loans, net	114,896	-	-	114,018
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	662	-	662	-

Financial liabilities:
Deposits	151,893	-	-	150,943

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Recent Accounting Pronouncements

As an "emerging growth company," as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2018, the Bank does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Bank's assessment of its revenue recognition policies under FASB topic 606 is not yet complete.

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Bank:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards).  The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The ASU is effective for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Bank's analysis suggests that the adoption of this ASU is not expected to have a material impact on the Bank's consolidated financial statements as substantially all of the Bank's revenues are excluded from the scope of the new guidance.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public entities the amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Bank's consolidated financial statements.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in the ASU is permitted. Once adopted, the Bank expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on its regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary.  For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  For nonpublic business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Once adopted, the Bank expects its allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until its evaluation is complete, the magnitude of the increase will be unknown.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This ASU is intended to address the appropriate classification of eight specific cash flow issues on the cash flow statement.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  For public entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Early adoption is permitted and must be applied using retrospective transition method to each period presented.  Adoption of the ASU is not expected to have a material impact on the Bank's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU is not expected to have a material impact on the Bank's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard was effective for reporting periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have a material impact on the Bank's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The guidance in Topic 740, Income Taxes requires that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  As a result, the tax effect of items within accumulated other comprehensive income ("AOCI") do not reflect the appropriate tax rate, referred to as "stranded tax effects". The ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Act") enacted on December 22, 2017. The ASU requires that an entity disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  An entity that elects to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings must disclose in the period of adoption a statement that an election was made and a description of other income tax effects related to

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the application of the Tax Act that are reclassified from AOCI to retained earnings, if any.  The Bank adopted the amendments in this ASU as of December 31, 2017. The adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax assets and liabilities related to items, primarily unrealized gains and losses on investments within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $8,000 for the year ended December 31, 2017, with no net impact to total stockholders' equity.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Bank adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of March 31, 2018, the Bank did not incur any adjustments to the provisional recognition.

MID-SOUTHERN BANCORP, INC.
PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by use of the words "expects," "believes," "anticipates," "intends," "could," "should" and similar expressions.  Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company's business and growth strategies. These forward-looking statements include, but are not limited to:

•	changes in economic conditions, either nationally or in our market area;

•	fluctuations in interest rates;

•
the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	our ability to access cost-effective funding;

•
fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	our ability to attract and retain deposits;

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;

•
results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank's regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC, including the Company's prospectus filed with the SEC on May 24, 2018.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Mid-Southern Bancorp, Inc. and its proposed consolidated subsidiary, Mid-Southern Savings Bank, unless the context otherwise requires.

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multifamily, consumer and commercial business loans and, to a lesser extent, construction and land loans.  We offer a wide variety of consumer loan products, including automobile loans, boat loans, manufactured homes not secured by permanent dwellings and recreational vehicle loans.  We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial and multifamily and commercial business lending.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees.  Our primary sources of funds are deposits, FHLB advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts.  Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

Following the completion of the Conversion, our non-interest expense is expected to increase because of the increased costs associated with operating as a public company, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans, if approved by our stockholders, no earlier than six months after the completion of the reorganization and stock offering.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans. The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified impaired, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan.

 The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors. The qualitative factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;
•	National, regional and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans;
•	Nature and volume of the portfolio and terms of the loans;
•	Experience, ability and depth of the lending management and staff;
•	Volume and severity of past due, classified and non-accrual loans, as well as other loan modifications; and
•	Quality of our loan review system and the degree of oversight by our board of directors.

 Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

 An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

 In addition, various bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination.

 Income Taxes. Income taxes are provided for the tax effects of certain transactions reported in the consolidated financial statements. Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the financial reporting and income tax basis of the allowance for loan losses, premises and equipment, certain state tax credits, and deferred loan origination costs. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

 On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of our deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. We recognized a $295,000 charge through the federal income tax provision relating to changes to our net deferred tax asset valuation as a result of the new lower enacted corporate income tax rates.

 Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets increased $7.3 million, or 4.1%, to $184.0 million at March 31, 2018 from $176.7 million at December 31, 2017.

Cash and Cash Equivalents.  Cash and cash equivalents increased $8.9 million, or 118.9%, to $16.3 million at March 31, 2018 from $7.5 million at December 31, 2017.  The increase resulted primarily from excess funds provided by maturities of available for sale securities, growth in deposits and the proceeds from a short-term FHLB advance. We are focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  Net loans receivable increased $1.4 million, or 1.2%, to $116.3 million at March 31, 2018 from $114.9 million at December 31, 2017.  The increase in net loans receivable was due primarily to an increase in commercial real estate mortgage loans originated during the first quarter of 2018.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $2.9 million, or 6.4%, to $42.8 million at March 31, 2018 from $45.7 million at December 31, 2017.   The decrease was due primarily to the maturity of a $1.0 million federal agency note, principal collections on federal agency mortgage-backed securities of $1.1 million and an increase in the gross unrealized loss in the portfolio of $818,000.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Securities held to maturity decreased $25,000, or 15.3%, to $138,000 at March 31, 2018 from $163,000 at December 31, 2017 primarily due to principal collected on federal agency mortgage-backed securities and the call of a municipal obligation.

Deposits.   Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $4.7 million, or 3.1%, to $156.6 million at March 31, 2018 from $151.9 million at December 31, 2017.    During the quarter ended March 31, 2018, we experienced an increase in our interest-bearing checking and savings accounts of $5.1 million and a decrease of $388,000 in our noninterest-bearing checking accounts.

Borrowings.   On January 26, 2018, the Bank borrowed $3.0 million from the FHLB maturing April 26, 2018 under the advances agreement with FHLB.

Stockholders' Equity.   Stockholders' equity decreased $292,000, or 1.2%, to $23.9 million at March 31, 2018 from $24.2 million at December 31, 2017.  The decrease was primarily due to an increase in the net unrealized loss on securities available for sale of $614,000 offset in part by net income of $321,000 for the three months ended March 31, 2018.

Results of Operations

Overview.   Net income was $321,000 ($0.22 per common share diluted) for the three months ended March 31, 2018, compared to net income of $468,000 ($0.32 per common share diluted) for the three months ended March 31, 2017.  The significant factor that contributed to a decrease in net income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was a recapture of the provision for loans losses of $300,000 recognized during the three months ended March 31, 2017.  Another significant factor that contributed to the increase in net income when comparing the two periods is the reduction in the effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 due to a reduction in the federal corporate tax rate effective January 1, 2018.

Net Interest Income.  Net interest income increased  $25,000, or 1.7%, to $1.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as the result of an increase in the interest rate spread to 3.43% for the three months ended March 31, 2018 from 3.39% for the three months ended March 31, 2017.

Total interest income increased $37,000, or 2.3%, to $1.7 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017.  The increase resulted primarily from an increase in the average balance of total interest-earning assets of $400,000, or 0.2%, to $171.1 million for the three months ended March 31, 2018 compared to $170.7 million for the three months ended March 31, 2017.   The average tax-equivalent yield on interest-earning assets was 3.94% for the three months ended March 31, 2018 compared to 3.86% for the three months ended March 31, 2017. The average tax-equivalent yield on interest-earning assets increased primarily as a result of higher market interest rates.

Total interest expense increased $12,000, or 7.4%, to $174,000 for the three months ended March 31, 2018 compared to $162,000 for the three months ended March 31, 2017 primarily due to the cost of the FHLB borrowing during the three months ended March 31, 2018.  The average cost of interest-bearing liabilities was 0.51% for the three months ended March 31, 2018 compared to 0.47% for the three months ended March 31, 2017.

Provision for Loan Losses Based on an analysis of the factors described in "-Summary of Significant Accounting Policies – Allowance for Loan Losses", the Bank did not record a provision for loan losses for the three months ended March 31, 2018.  Nonperforming loans were $2.2 million at both March 31, 2018 and March 31, 2017. During the three months ended March 31, 2017, the Bank recognized a recapture of the provision for loan losses of $300,000 which was attributable to the continued improvement in the credit quality of the loan portfolio and the successful management of problem loans resulting in lesser charge-offs than expected.

Noninterest Income.  Noninterest income decreased $6,000, or 2.8%, to $209,000 for the three months ended March 31, 2018 from $215,000 for the three months ended March 31, 2017.  The decrease in noninterest income was primarily due to a decrease of $9,000, or 8.7%, in deposit account service charges offset by an increase of $4,000, or 5.0% in ATM and debit card fee income when comparing the two periods.

Noninterest Expense.  Noninterest expense increased $40,000, or 3.2%, to $1.29 million for the three months ended March 31, 2018 from $1.25 million for the three months ended March 31, 2017.  Compensation and benefits increased $54,000, or 8.6%, to $680,000 for the 2018 period compared to $626,000 for the 2017 period, due to normal salary adjustments and an increase in the number of full-time equivalent employees.  Professional fees increased $18,000, or 20.0%, to $108,000 for the 2018 period compared to $90,000 for the 2017 period, due to investment advisory fees paid for the investment subsidiary and increased consulting expenses.  Data processing expenses increased $11,000, or 6.5%, to $180,000 for the 2018 period compared to $169,000 for the 2017 period, due to increased fees paid for managed IT services.  A net gain on foreclosed real estate of $16,000 was recognized for the three months ended March 31, 2018 compared to a net loss of $14,000 for the three month period ended March 31, 2017.

Income Tax Expense.  Income tax expense was $77,000 for the three months ended March 31, 2018 compared to $251,000 for the three months ended March 31, 2017resulting from the reduction in our effective tax rate to 19.3% compared to 34.9% due mostly to the enactment of the Tax Act  in December 2017.Net income for the three-month periods ended March 31, 2018 and 2017.

Liquidity and Capital Resources

Liquidity management is both a daily and longer-term function of management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including municipal and mortgage-backed securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At March 31, 2018, we had $89.1 million in cash and investment securities available for sale generally available for its cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.   At March 31, 2018, we had the ability to borrow an additional $15.9 million in FHLB advances, subject to certain collateral requirements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements.  We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds.  Additionally, we maintain relationships with correspondent banks, which could provide funds on short-term notice if needed.  Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any net proceeds retained upon completion of the Conversion, any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.  On a stand-alone basis, the Company had no liquid assets at March 31, 2018.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities.  Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, which provide liquidity to meet lending requirements.  We also generate cash through borrowings.  We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2018, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $20.8 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2018, totaled $16.7 million.  It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

MID-SOUTHERN BANCORP, INC.
PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency ("OCC").  Based on its capital levels at March 31, 2018, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this report.  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC.  Based on capital levels at March 31, 2018, the Bank was considered to be well-capitalized.

The Bank's actual capital amounts and ratios are presented in the following table.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2018:

Total Capital (to risk
weighted assets)	$25,918	23.3%	$10,996	9.9%	$11,135	10.0%

Tier 1 Capital (to risk
weighted assets)	$24,523	22.0%	$8,769	7.9%	$8,908	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$24,523	22.0%	$7,099	6.4%	$7,238	6.5%

Tier 1 Capital (to average
adjusted total assets)	$24,523	13.7%	$7,180	4.0%	$8,975	5.0%

As of December 31, 2017:

Total Capital (to risk
weighted assets)	$25,572	23.4%	$10,117	9.250%	$10,937	10.0%

Tier 1 Capital (to risk
weighted assets)	$24,201	22.1%	$7,929	7.250%	$8,750	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$24,201	22.1%	$6,289	5.750%	$7,109	6.5%

Tier 1 Capital (to average
adjusted total assets)	$24,201	13.5%	$7,153	4.000%	$8,942	5.0%

MID-SOUTHERN BANCORP, INC.
PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

Off-Balance Sheet Arrangements

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Bank's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers' requests for funding and take the form of loan commitments and letters of credit.

For the three months ended March 31, 2018, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank's financial condition, results of operations or cash flows.

MID-SOUTHERN BANCORP, INC.
PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

For information regarding the Company's market risk, see "Management Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management," in the Company's prospectus dated May 14, 2018, filed with the SEC on May 24, 2018.  As of March 31, 2018, the market risk of the Company has not changed materially from those disclosed in the prospectus.

MID-SOUTHERN BANCORP, INC.
PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out as of March 31, 2018 under the supervision and with the participation of the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and several other members of the Company's senior management. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company's CEO and CFO concluded that based on their evaluation at March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC's rules and forms.

(b)            Changes in Internal Controls

There were no significant changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION
MID-SOUTHERN BANCORP, INC.

Item 1.                    Legal Proceedings

The Company is not a party to any legal proceedings.  Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business.  The Bank is not a party to any pending legal proceedings that management believes would have a material adverse effect on its financial condition or operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed beginning on page 19 of the Company's prospectus dated May 14, 2018 filed with the SEC on May 24, 2018, under the section titled "Risk Factors", which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company's prospectus, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                    Defaults upon Senior Securities

Not applicable.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

None.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 6.                Exhibits

2.0	Plan of Conversion (1)
3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc.(1)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Bank and Alex G. Babey (1)
10.3	Employment Agreement by and between Mid-Southern Bank and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Bank and Erica B. Schmidt (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________
(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-223875.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC. (Registrant)

Dated June 28, 2018	BY: /s/ Alexander G. Babey
Alexander G. Babey President and Chief Executive Officer (Principal Executive Officer)

Dated June 28, 2018	BY: /s/ Erica B. Schmidt
Erica B. Schmidt Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Index Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.