Form 10-Q
period 2018-06-30
Mid-Southern Bancorp, Inc.
filed 2018-08-14
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _________________

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐

	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2018, there were 3,570,750 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

MID-SOUTHERN BANCORP, INC

PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2018	2017

ASSETS
Cash and due from banks	$817	$1,151
Interest-bearing deposits with banks	42,280	6,313
Cash and cash equivalents	43,097	7,464

Securities available for sale, at fair value	42,154	45,716
Securities held to maturity	131	163

Loans, net	121,079	114,896

Federal Home Loan Bank stock, at cost	778	778
Foreclosed real estate	-	176
Real estate held for sale	270	270
Premises and equipment	1,979	2,032
Accrued interest receivable:
Loans	402	421
Securities	314	241
Cash value of life insurance	3,680	3,642
Other assets	883	878

Total Assets	$214,767	$176,677

LIABILITIES
Deposits:
Noninterest-bearing	$52,687	$18,008
Interest-bearing	137,415	133,885
Total deposits	190,102	151,893

Accrued expenses and other liabilities	518	630
Total Liabilities	190,620	152,523

STOCKHOLDERS' EQUITY
Preferred stock of $1 par value per share:
Authorized 1,000,000 shares; none issued	-	-
Common stock of $1 par value per share:
Authorized 10,000,000 shares; issued 1,471,712 shares (1,471,612 in 2017);
outstanding 1,469,380 shares (1,469,280 in 2017)	1,472	1,472
Additional paid-in capital	3,503	3,501
Retained earnings-substantially restricted	19,943	19,326
Accumulated other comprehensive loss	(671)	(47)
Unearned stock compensation plan	(5)	(3)
Less treasury stock, at cost - 2,332 shares (2,332 in 2017)	(95)	(95)
Total Stockholders' Equity	24,147	24,154

Total Liabilities and Stockholders’ Equity	$214,767	$176,677

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC

PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017

INTEREST INCOME
Loans, including fees	$1,418	$1,339	$2,762	$2,675
Investment securities:
Mortgage-backed securities	103	118	209	260
Municipal tax exempt	102	46	204	91
Other debt securities	69	78	140	155
Federal Home Loan Bank dividends	8	9	21	17
Interest-bearing deposits with banks and time deposits	59	18	80	30
Total interest income	1,759	1,608	3,416	3,228

INTEREST EXPENSE
Deposits	176	167	341	329
Borrowings	6	-	15	-
Total interest expense	182	167	356	329

Net interest income	1,577	1,441	3,060	2,899

Recapture of provision for loan losses	-	-	-	(300)
Net interest income after provision for loan losses	1,577	1,441	3,060	3,199

NONINTEREST INCOME
Deposit account service charges	87	97	182	201
Increase in cash value of life insurance	18	18	36	37
ATM and debit card fee income	89	83	173	163
Other income	11	10	23	22
Total noninterest income	205	208	414	423

NONINTEREST EXPENSE
Compensation and benefits	756	623	1,436	1,250
Occupancy and equipment	112	129	231	257
Data processing	198	176	378	345
Professional fees	112	80	219	170
Net (gain) loss on foreclosed real estate	16	(8)	-	6
Impairment loss on land	-	33	-	33
Directors' fees	44	40	89	80
Debit and credit card expense	25	18	45	39
Deposit insurance premiums	12	11	26	26
Other expenses	149	157	294	308
Total noninterest expense	1,424	1,259	2,718	2,514

Income before income taxes	358	390	756	1,108

Income tax expense	62	122	139	373

Net Income	$296	$268	$617	$735

Net income per common share, basic	$0.20	$0.18	$0.42	$0.50

Net income per common share, diluted	$0.20	$0.18	$0.42	$0.50

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC

PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Net Income	$296	$268	$617	$735

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in net unrealized loss on securities available for sale:
Net unrealized holding (losses) gains arising during the period	(13)	425	(831)	479
Income tax benefit (expense)	3	(164)	207	(185)
Net of tax amount	(10)	261	(624)	294

Other Comprehensive (Loss) Income	(10)	261	(624)	294

Total Comprehensive (Loss) Income	$286	$529	$(7)	$1,029

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC

PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balances at January 1, 2017	$1,472	$3,499	$18,232	$(180)	$(5)	$(93)	$22,925

Net income	-	-	735	-	-	-	735

Other comprehensive income	-	-	-	294	-	-	294

Cash dividends to Mid-Southern, M.H.C. ($0.06 per share)	-	-	(62)	-	-	-	(62)

Cash dividends to minority stockholders ($0.06 per share)	-	-	(26)	-	-	-	(26)

Forfeiture of unearned stock awards	-	-	-	-	2	(2)	-

Grant of common stock for stock compensation - 100 shares	-	2	-	-	(2)	-	-

Balances at June 30, 2017	1,472	3,501	18,879	114	(5)	(95)	23,866

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$(3)	$(95)	$24,154

Net income	-	-	617	-	-	-	617

Other comprehensive loss	-	-	-	(624)	-	-	(624)

Grant of common stock for stock compensation - 100 shares	-	2	-	-	(2)	-	-

Balances at June 30, 2018	$1,472	$3,503	$19,943	$(671)	$(5)	$(95)	$24,147

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC

PART I - FINANCIAL INFORMATION

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$617	$735
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	19	92
Recapture of provision for loan losses	-	(300)
Depreciation expense	62	73
Impairment loss on land	-	33
Deferred income taxes	(4)	165
Increase in cash value of life insurance	(36)	(37)
Net realized and unrealized loss on foreclosed real estate	-	6
(Increase) decrease in accrued interest receivable	(54)	37
Net change in other assets and liabilities	95	10
Net Cash Provided By Operating Activities	699	814

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on mortgage-backed securities available for sale	1,711	2,483
Proceeds from maturities of securities available for sale	1,000	-
Principal collected on mortgage-backed securities held to maturity	32	51
Proceeds from maturities of securities held to maturity	-	25
Net increase in loans receivable	(6,250)	(725)
Investment in cash value of life insurance	(2)	(2)
Proceeds from the sale of foreclosed real estate	243	197
Purchase of premises and equipment	(9)	(6)
Net Cash (Used In) Provided By Investing Activities	(3,275)	2,023

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	38,209	(1,072)
Cash dividends paid to Mid-Southern, M.H.C.	-	(62)
Cash dividends paid to minority stockholders	-	(26)
Net Cash Provided By (Used In) Financing Activities	38,209	(1,160)

Net Increase in Cash and Cash Equivalents	35,633	1,677

Cash and cash equivalents at beginning of period	7,464	8,311

Cash and Cash Equivalents at End of Period	$43,097	$9,988

See accompanying notes to consolidated financial statements.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

Mid-Southern Bancorp, Inc., (the “Company”) was incorporated in January 2018 and became the holding company for Mid-Southern Savings Bank, FSB (the “Bank”), on July 11, 2018, upon the completion of the Bank’s conversion from the mutual holding company ownership structure and the Company’s related public stock offering. Please see Note 2 – Conversion and Stock Issuance for more information.

The unaudited interim consolidated financial information presented in this report includes only the interim financial information of the Bank and its wholly-owned subsidiary, Mid-Southern Investments, Inc. In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of June 30, 2018, and the results of operations for the three months and six months ended June 30, 2018 and 2017 and the cash flows for the six months ended June 30, 2018. All of these adjustments are of a normal, recurring nature. Such adjustments are the only adjustments included in the unaudited consolidated financial statements. Interim results are not necessarily indicative of results for a full year or any other period.

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and are presented as permitted by the instructions to Form 10-Q. Accordingly, they do not contain certain information included in the Bank’s annual audited consolidated financial statements and related footnotes for the year ended December 31, 2017 included in the Company’s prospectus dated May 14, 2018 and filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2018.

The unaudited consolidated financial statements include the accounts of the Bank and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity.

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2018, the Bank does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Bank’s assessment of its revenue recognition policies under FASB topic 606 is not yet complete.

2.	Conversion and Stock Issuance

The Company, an Indiana corporation, was organized by Mid-Southern, M.H.C. (“the MHC”) and the Bank in connection with the MHC's plan of conversion from mutual to stock form of ownership (the “Conversion”). Upon consummation of the Conversion, which occurred on July 11, 2018, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank’s common stock.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Conversion, the Company sold a total of 2,559,871 shares of common stock in offering to certain depositors of the Bank and others, including 204,789 shares to the Bank’s employee stock ownership plan (“ESOP”). All shares were sold at a purchase price of $10.00 per share. Costs to complete the stock offering were deducted from the gross proceeds of the offering. The Bank had $994,000 (unaudited) and $143,000 in deferred conversion costs as of June 30, 2018 and December 31, 2017, respectively.

Proceeds from the offering, net of $1.0 million in expenses, totaled $24.6 million. The Company used $2.0 million of the proceeds to fund the ESOP and made a $10.3 million capital contribution to the Bank. In addition, concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares. As a result of the offering, exchange and cash in lieu of fractional shares, the Company now has 3,570,750 shares outstanding.

The Company has established a liquidation account in an amount equal to the MHC's ownership interest in the stockholders' equity of the Bank as reflected in the latest consolidated balance sheet contained in the final prospectus plus the value of the net assets of the MHC as reflected in the latest balance sheet of the MHC prior to the effective date of the conversion (excluding its ownership of Bank common stock). The liquidation account will be maintained for the benefit of eligible account holders who maintain deposit accounts with the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities and equity unchanged as a result.

3.	Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Debt securities held by the Bank include mortgage-backed securities and other debt securities issued by the Government National Mortgage Association (“GNMA”), a U.S. government agency, and mortgage-backed securities and collateralized mortgage obligations issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), which are government-sponsored enterprises. Mortgage-backed securities (“MBS”) represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Collateralized mortgage obligations (“CMO”) are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Bank also holds debt securities issued by municipalities and political subdivisions of state and local governments.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment securities at June 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2018:
Securities available for sale:
Agency MBS	$13,529	$-	$457	$13,072
Agency CMO	8,113	-	222	7,891
	21,642	-	679	20,963

Other debt securities:
Municipal obligations	21,406	119	334	21,191

Total securities available for sale	$43,048	$119	$1,013	$42,154

Securities held to maturity:
Agency MBS	$66	$2	$-	$68
Municipal obligations	65	1	-	66

Total securities held to maturity	$131	$3	$-	$134

December 31, 2017:
Securities available for sale:
Agency MBS	$14,604	$-	$208	$14,396
Agency CMO	8,700	-	121	8,579
	23,304	-	329	22,975

Other debt securities:
Federal agency	1,000	-	1	999
Municipal obligations	21,474	343	75	21,742

Total securities available for sale	$45,778	$343	$405	$45,716

Securities held to maturity:
Agency MBS	$78	$2	$-	$80
Municipal obligations	85	2	-	87

Total securities held to maturity	$163	$4	$-	$167

The amortized cost and fair value of debt securities as of June 30, 2018, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$387	$390	$-	$-
Due after one year through five years	850	882	65	66
Due after five years through ten years	5,574	5,477	-	-
Due after ten years	14,595	14,442	-	-
	21,406	21,191	65	66
MBS and CMO	21,642	20,963	66	68

	$43,048	$42,154	$131	$134

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At June 30, 2018, the Bank did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
June 30, 2018:
Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	2	2,459	33
Agency CMO	4	4,428	23
Municipal obligations	30	14,694	221
Total less than 12 months	36	21,581	277

Continuous loss position more than 12 months:
Agency MBS	12	10,613	424
Agency CMO	3	3,463	199
Municipal obligations	3	1,895	113
Total more than 12 months	18	15,971	736

Total securities available for sale	54	$37,552	$1,013

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At December 31, 2017, the Bank did not have any securities held to maturity with an unrealized loss.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of		Gross
	Investment	Fair	Unrealized
(Dollars in thousands)	Positions	Value	Losses
December 31, 2017:
Securities available for sale:
Continuous loss position less than 12 months:
Federal agency	1	$999	$1
Agency MBS	3	2,543	13
Agency CMO	4	4,777	12
Municipal obligations	4	2,539	13
Total less than 12 months	12	10,858	39

Continuous loss position more than 12 months:
Agency MBS	12	11,848	195
Agency CMO	3	3,802	109
Municipal obligations	3	1,949	62
Total more than 12 months	18	17,599	366

Total securities available for sale	30	$28,457	$405

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

At June 30, 2018, the debt securities in the available for sale classification in a loss position had depreciated approximately 2.6% from the amortized cost basis. All of the debt securities in a loss position at June 30, 2018 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Bank has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three and six months ended June 30, 2018 and 2017, the Bank did not have any security sales.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Loans and Allowance for Loan Losses

The Bank’s loan and allowance for loan loss policies are as follows:

Loans Held for Investment. Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Bank grants real estate mortgage, commercial business and consumer loans. A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana. The ability of the Bank’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The Bank uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired. Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the Bank’s actual loss history over the most recent twenty calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management. The Bank’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

Management’s determination of the allowance for loan losses considers changes and trends in the following qualitative loss factors: loan administration, national and local economic conditions, new loan trends, past due and nonaccrual loans, collateral values, credit concentrations and other internal and external factors such as competition, legal and regulatory changes. Each qualitative factor is assigned a rating and a factor weight in determining the adjusted loss factors used in management’s allowance for loan losses adequacy calculation.

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Bank’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2018, the Bank had 13 loans on which partial charge-offs in the aggregate of $339,000 had been recorded.

Consumer loans not secured by real estate are typically charged off at 90 days past due, or earlier if deemed uncollectible, unless the loans are in the process of collection. Overdrafts are charged off after 60 days past due. A charge-off is typically recorded on a loan secured by real estate when the property is foreclosed upon when the carrying value of the loan exceeds the property’s fair value less the estimated costs to sell.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Values for collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals or valuations are generally obtained for all significant properties (if the value is estimated to exceed $100,000) when a loan is identified as impaired. Subsequent appraisals are obtained or an internal evaluation is prepared annually, or more frequently if management believes there has been a significant change in the market value of a collateral property securing a collateral dependent impaired loan. In instances where it is not deemed necessary to obtain a new appraisal, management bases its impairment evaluation on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and inspection of the property.

At June 30, 2018 and December 31, 2017, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $99,000 and $290,000, respectively.

Loans at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Real estate mortgage loans:
One-to-four family residential	$78,867	$79,899
Multi-family residential	6,823	6,352
Residential construction	-	108
Commercial real estate	23,570	22,315
Commercial real estate construction	6,871	2,061
Commercial business loans	4,394	3,875
Consumer loans	2,217	1,978
Total loans	122,742	116,588

Deferred loan origination fees and costs, net	52	31
Allowance for loan losses	(1,715)	(1,723)

Loans, net	$121,079	$114,896

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the Bank’s recorded investment in loans at June 30, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$78,867	$6,823	$6,871	$23,570	$4,394	$2,217	$122,742

Accrued interest receivable	268	16	14	80	17	7	402

Net deferred loan fees/costs	6	(9)	(3)	(3)	15	46	52

Recorded investment in loans	$79,141	$6,830	$6,882	$23,647	$4,426	$2,270	$123,196

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,809	$-	$-	$996	$504	$-	$4,309

Collectively evaluated for impairment	76,332	6,830	6,882	22,651	3,922	2,270	118,887

Ending balance
	$79,141	$6,830	$6,882	$23,647	$4,426	$2,270	$123,196

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the Bank’s recorded investment in loans at December 31, 2017:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$79,899	$6,352	$2,169	$22,315	$3,875	$1,978	$116,588

Accrued interest receivable	301	15	6	81	13	5	421

Net deferred loan fees/costs	-	(8)	(6)	(5)	7	43	31

Recorded investment in loans	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,416	$-	$-	$1,628	$524	$-	$6,568

Collectively evaluated for impairment	75,784	6,359	2,169	20,763	3,371	2,026	110,472

Ending balance
	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$40	$-	$-	$24	$47	$-	$111

Collectively evaluated for impairment	1,045	203	67	213	44	32	1,604

Ending balance	$1,085	$203	$67	$237	$91	$32	$1,715

An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$56	$-	$-	$28	$58	$-	$142

Collectively evaluated for impairment	1,014	220	20	241	53	33	1,581

Ending balance	$1,070	$220	$20	$269	$111	$33	$1,723

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,045	$191	$27	$263	$103	$33	$1,662
Provisions	(13)	12	40	(26)	(12)	(1)	-
Charge-offs	(29)	-	-	-	-	(5)	(34)
Recoveries	82	-	-	-	-	5	87

Ending balance	$1,085	$203	$67	$237	$91	$32	$1,715

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,070	$220	$20	$269	$111	$33	$1,723
Provisions	23	(17)	47	(33)	(20)	-	-
Charge-offs	(100)	-	-	-	-	(9)	(109)
Recoveries	92	-	-	1	-	8	101

Ending balance	$1,085	$203	$67	$237	$91	$32	$1,715

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,354	$282	$7	$330	$140	$43	$2,156
Provisions	3	21	(7)	(13)	(12)	8	-
Charge-offs	-	-	-	-	-	(9)	(9)
Recoveries	2	-	-	-	-	5	7

Ending balance	$1,359	$303	$-	$317	$128	$47	$2,154

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,571	$338	$9	$404	$134	$47	$2,503
Provisions	(166)	(35)	(9)	(87)	(6)	3	(300)
Charge-offs	(50)	-	-	-	-	(10)	(60)
Recoveries	4	-	-	-	-	7	11

Ending balance	$1,359	$303	$-	$317	$128	$47	$2,154

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Bank’s impaired loans as of June 30, 2018 and for the three and six months ended June 30, 2018. The Bank did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three and six months ended June 30, 2018:

	At June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
				(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,264	$1,658	$-	$1,580	$2	$1,551	$5
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	504	519	-	561	1	602	5
Commercial business	64	64	-	37	1	28	1
Consumer	-	-	-	-	-	-	-
	$1,832	$2,241	$-	$2,178	$4	$2,181	$11

Loans with an allowance recorded:
One-to-four family residential	$760	$797	$40	$718	$9	$718	$16
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	372	370	24	380	5	365	11
Commercial business	440	497	47	473	7	487	14
Consumer	-	-	-	-	-	-	-
	$1,572	$1,664	$111	$1,571	$21	$1,570	$41

Total:
One-to-four family residential	$2,024	$2,455	$40	$2,298	$11	$2,269	$21
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	876	889	24	941	6	967	16
Commercial business	504	561	47	510	8	515	15
Consumer	-	-	-	-	-	-	-
	$3,404	$3,905	$111	$3,749	$25	$3,751	$52

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Bank’s impaired loans for the three and six months ended June 30, 2017. The Bank did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,801	$2	$1,795	$5
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	901	5	882	8
Commercial business	16	-	17	-
Consumer	29	-	28	-
	$2,747	$7	$2,722	$13

Loans with an allowance recorded:
One-to-four family residential	$686	$8	$839	$16
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	413	5	481	11
Commercial business	606	8	590	15
Consumer	-	-	-	-
	$1,705	$21	$1,910	$42

Total:
One-to-four family residential	$2,487	$10	$2,634	$21
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1,314	10	1,363	19
Commercial business	622	8	607	15
Consumer	29	-	28	-
	$4,452	$28	$4,632	$55

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Bank’s impaired loans as of December 31, 2017:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:
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

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2018 and December 31, 2017:

	At June 30, 2018			At December 31, 2017
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$1,108	$-	$1,108	$1,333	$-	$1,333
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	418	-	418	535	-	535
Commercial business	10	-	10	10	-	10
Consumer	-	-	-	-	-	-

Total	$1,536	$-	$1,536	$1,878	$-	$1,878

The following table presents the aging of the recorded investment in loans at June 30, 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

One-to-four family residential	$1,794	$477	$320	$2,591	$76,550	$79,141
Multi-family residential	-	-	-	-	6,830	6,830
Construction	-	-	-	-	6,882	6,882
Commercial real estate	7	147	83	237	23,410	23,647
Commercial business	7	-	-	7	4,419	4,426
Consumer	-	-	-	-	2,270	2,270

Total	$1,808	$624	$403	$2,835	$120,361	$123,196

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loss: Loans classified as loss are considered uncollectible and of such little value that their continuance on the institution’s books as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in loans by risk category as of the date indicated:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)

June 30, 2018
Pass	$76,842	$6,830	$6,882	$22,764	$3,922	$2,270	$119,510
Special mention	-	-	-	-	-	-	-
Substandard	2,299	-	-	883	504	-	3,686
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$79,141	$6,830	$6,882	$23,647	$4,426	$2,270	$123,196

December 31, 2017

Pass	$77,205	$6,359	$2,169	$21,049	$3,371	$2,026	$112,179
Special mention	-	-	-	50	-	-	50
Substandard	2,995	-	-	1,292	524	-	4,811
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

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

The following table summarizes the Bank’s TDRs by accrual status as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$917	$-	$917	$40	$877	$-	$877	$56
Commercial real estate	457	163	620	24	484	209	693	28
Commercial business	494	7	501	47	514	11	525	58

Total	$1,868	$170	$2,038	$111	$1,875	$220	$2,095	$142

At June 30, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing). At December 31, 2017, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $377,000. These commitments represented the undisbursed portion of a commercial real estate secured line of credit to one borrower.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three and six months ended June 30, 2018:

	Three months ended June 30, 2018			Six months ended June 30, 2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)			(Dollars in thousands)

One-to-Four Family Residential	1	$10	$10	2	$54	$82

Total	1	$10	$10	2	$54	$82

There were no TDRs that were restructured during the three and six months ended June 30, 2017.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and six months ended June 30, 2018 and 2017.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months and six months ended June 30, 2018 and 2017. In the event that a TDR subsequently defaults, the Bank evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three and six months ended June 30, 2018 and 2017. No restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, exept per share data)
Basic
Earnings:
Net income	$296	$268	$617	$735

Shares:
Weighted average common
shares outstanding	1,469,187	1,469,066	1,469,078	1,468,953

Net income per common share, basic	$0.20	$0.18	$0.42	$0.50

Diluted
Earnings:
Net income	$296	$268	$617	$735

Shares:
Weighted average common
shares outstanding	1,469,187	1,469,066	1,469,078	1,468,953
Add: Dilutive effect of stock options	579	394	550	398
Add: Dilutive effect of restricted stock	91	92	54	87

Weighted average common
shares outstanding, as adjusted	1,469,857	1,469,552	1,469,682	1,469,438

Net income per common share, diluted	$0.20	$0.18	$0.42	$0.50

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash payments for:
Interest	$356	$329
Taxes	31	65

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	82	35

7.	Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Bank’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017. The Bank had no liabilities measured at fair value as of June 30, 2018 or December 31, 2017.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018:
Assets Measured on a Recurring Basis
Securities available for sale:
Agency MBS	$-	$13,072	$-	$13,072
Agency CMO	-	7,891	-	7,891
Municipal obligations	-	21,191	-	21,191
Total securities available for sale	$-	$42,154	$-	$42,154

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,984	$1,984
Commercial real estate	-	-	852	852
Commercial business	-	-	457	457
Total impaired loans	$-	$-	$3,293	$3,293

Real estate held for sale:	$-	$-	$270	$270

December 31, 2017:
Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$14,396	$-	$14,396
Agency CMO	-	8,579	-	8,579
Federal agency	-	999	-	999
Municipal obligations	-	21,742	-	21,742
Total securities available for sale	$-	$45,716	$-	$45,716

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$2,154	$2,154
Commercial real estate	-	-	991	991
Commercial business	-	-	467	467
Total impaired loans	$-	$-	$3,612	$3,612

Foreclosed real estate:
One-to-four family residential	$-	$-	$138	$138
Commercial real estate	-	-	38	38
Total foreclosed real estate	$-	$-	$176	$176

Real estate held for sale:	$-	$-	$270	$270

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value is based upon quoted market prices, where available. If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Bank’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Bank’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Bank obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At June 30, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Bank recognized recapture of provision for loan losses of $10,000 for the three months ended June 30, 2018 and no recapture of provision for loan losses during the three months ended June 30, 2017 for impaired loans. The Bank recognized recapture of provision for loan losses of $40,000 and $8,000 for the six months ended June 30, 2018 and 2017, respectively, for impaired loans.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreclosed Real Estate. Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property. The fair values are determined by real estate appraisals which are then discounted to reflect management’s estimate of the fair value of the property given current market conditions and the condition of the collateral. At June 30, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property of 15%. At December 31, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value (including estimated costs to sell the property) ranging from 8% to 15% with a weighted average discount from appraised value of 10%. The Bank did not recognize any charges to write down foreclosed real estate to fair value during the three and six months ended June 30, 2018 and 2017.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Bank did not recognize any charges to write down real estate held for sale during the three-month or six-month periods ended June 30, 2018. The Bank recognized charges to write down real estate held for sale of $33,000 for the three and six months ended June 30, 2017.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six months ended June 30, 2018 and 2017. There were no transfers into or out of the Bank’s Level 3 financial assets for the three and six months ended June 30, 2018 and 2017. In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2018 and 2017.

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank. The estimated fair values of the Bank’s financial instruments are as follows:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3
June 30, 2018:
Financial assets:
Cash and cash equivalents	$43,097	$43,097	$-	$-
Securities available for sale	42,154	-	42,154	-
Securities held to maturity	131	-	134	-
Loans, net	121,079	-	-	119,218
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	716	-	716	-

Financial liabilities:
Deposits	190,102	-	-	188,678

December 31, 2017:
Financial assets:
Cash and cash equivalents	$7,464	$7,464	$-	$-
Securities available for sale	45,716	-	45,716	-
Securities held to maturity	163	-	167	-
Loans, net	114,896	-	-	114,018
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	662	-	662	-

Financial liabilities:
Deposits	151,893	-	-	150,943

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Bank:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The ASU is effective for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Bank’s analysis suggests that the adoption of this ASU is not expected to have a material impact on the Bank’s consolidated financial statements as substantially all of the Bank’s revenues are excluded from the scope of the new guidance.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public entities the amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Bank’s consolidated financial statements.

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

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This ASU is intended to address the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. For public entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted and must be applied using retrospective transition method to each period presented. Adoption of the ASU is not expected to have a material impact on the Bank’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU is not expected to have a material impact on the Bank’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard was effective for reporting periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have a material impact on the Bank’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The guidance in Topic 740, Income Taxes requires that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  As a result, the tax effect of items within accumulated other comprehensive income ("AOCI") do not reflect the appropriate tax rate, referred to as "stranded tax effects". The ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Act") enacted on December 22, 2017. The ASU requires that an entity disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  An entity that elects to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings must disclose in the period of adoption a statement that an election was made and a description of other income tax effects related to the application of the Tax Act that are reclassified from AOCI to retained earnings, if any.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Bank adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of June 30, 2018, the Bank did not incur any adjustments to the provisional recognition.

MID-SOUTHERN BANCORP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements include, but are not limited to:

•	changes in economic conditions, either nationally or in our market area;

•	fluctuations in interest rates;

•	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;

•	the possibility of other-than-temporary impairments of securities held in our securities portfolio;

•	our ability to access cost-effective funding;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;

•	secondary market conditions for loans and our ability to sell loans in the secondary market;

•	our ability to attract and retain deposits;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;

•	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our business strategies;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock;

•	adverse changes in the securities markets;

•	the inability of key third-party providers to perform their obligations to us;

•	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;

•	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC, including the Company’s prospectus filed with the SEC on May 24, 2018.

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

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Mid-Southern Bancorp, Inc. and its proposed consolidated subsidiary, Mid-Southern Savings Bank, unless the context otherwise requires.

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

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts. Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets increased $38.1 million, or 21.6%, to $214.8 million at June 30, 2018 from $176.7 million at December 31, 2017.

Cash and Cash Equivalents. Cash and cash equivalents increased $35.6 million, or 477.4%, to $43.1 million at June 30, 2018 from $7.5 million at December 31, 2017. The increase resulted primarily from growth in deposits related to subscriptions to purchase our common stock in the Conversion. We are focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. Net loans receivable increased $6.2 million, or 5.4%, to $121.1 million at June 30, 2018 from $114.9 million at December 31, 2017. The increase in net loans receivable was due primarily to an increase in commercial real estate construction loans, and to a lesser extent, consumer loans originated during the first six months of 2018.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $3.6 million, or 7.8%, to $42.1 million at June 30, 2018 from $45.7 million at December 31, 2017. The decrease was due primarily to the maturity of a $1.0 million U.S. government agency debt security, principal repayments on mortgage-backed securities of $1.7 million and an increase in the gross unrealized loss in the portfolio of $831,000.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations. Securities held to maturity decreased $32,000, or 19.6%, to $131,000 at June 30, 2018 from $163,000 at December 31, 2017 primarily due to principal repayments on U.S. government agency mortgage-backed securities.

Deposits. Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $38.2 million, or 25.2%, to $190.1 million at June 30, 2018 from $151.9 million at December 31, 2017 primarily due to funds held on deposit at June 30, 2018 for orders to purchase shares of the Company’s common stock. During the quarter ended June 30, 2018, we experienced an increase in our interest-bearing checking and savings accounts of $3.5 million and an increase of $34.7 million in our noninterest-bearing checking accounts.

Borrowings. On January 26, 2018, the Bank borrowed $3.0 million from the FHLB which matured on April 26, 2018. The Bank had no outstanding borrowings at June 30, 2018.

Stockholders’ Equity. Stockholders’ equity decreased $7,000 to $24.1 million at June 30, 2018 from $24.2 million at December 31, 2017. The decrease was primarily due to an increase in the net unrealized loss on securities available for sale of $624,000 offset in part by net income of $617,000 for the six months ended June 30, 2018.

Comparison of Results of Operations for the Three Months and Six Month Ended June 30, 2018 and 2017

Net Income. Net income was $296,000 ($0.20 per common share diluted) for the three months ended June 30, 2018, compared to net income of $268,000 ($0.18 per common share diluted) for the three months ended June 30, 2017. The primary reasons for this improvement were increased net interest income and reduced income tax expense partially offset by increased noninterest expenses. Net income was $617,000 ($0.42 per common share diluted) for the six months ended June 30, 2018, compared to net income of $735,000 ($0.50 per common share diluted) for the six months ended June 30, 2017. The significant factor that contributed to this decrease was a recapture of the provision for loans losses of $300,000 recognized during the six months ended June 30, 2017 as compared to none in the current six month period. This decrease was partially offset by the significant reduction in income tax expense as the effective federal corporate income tax rate declined for the six months ended June 30, 2018 as compared to the same period in 2017 due to the Tax Act.

Net Interest Income.

Net interest income increased $136,000, or 9.4%, to $1.6 million for the three months ended June 30, 2018 compared to $1.4 million for the three months ended June 30, 2017 primarily as the result of an increase in the interest rate spread to 3.47% for the three months ended June 30, 2018 from 3.40% for the three months ended June 30, 2017.

Total interest income increased $151,000, or 9.4%, to $1.8 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017. The increase resulted primarily from an increase in the average balance of total interest-earning assets of $9.4 million, or 5.6%, to $177.8 million for the three months ended June 30, 2018 compared to $168.4 million for the three months ended June 30, 2017. The average tax-equivalent yield on interest-earning assets was 4.02% for the three months ended June 30, 2018 compared to 3.89% for the three months ended June 30, 2017.

Total interest expense increased $15,000, or 9.0%, to $182,000 for the three months ended June 30, 2018 compared to $167,000 for the three months ended June 30, 2017 primarily due to the cost of the FHLB borrowing during the three months ended June 30, 2018. The average cost of interest-bearing liabilities was 0.55% for the three months ended June 30, 2018 compared to 0.49% for the three months ended June 30, 2017.

Net interest income increased $161,000, or 5.6%, to $3.1 million for the six months ended June 30, 2018 compared to $2.9 million for the six months ended June 30, 2017 primarily as the result of an increase in the interest rate spread to 3.43% for the six months ended June 30, 2018 from 3.37% for the six months ended June 30, 2017.

Total interest income increased $188,000, or 5.8%, to $3.4 million for the six months ended June 30, 2018 compared to $3.2 million for the six months ended June 30, 2017. The increase resulted primarily from an increase in the average balance of total interest-earning assets of $4.7 million, or 2.8%, to $175.3 million for the six months ended June 30, 2018 compared to $170.6 million for the six months ended June 30, 2017. The average tax-equivalent yield on interest-earning assets was 3.96% for the six months ended June 30, 2018 compared to 3.85% for the six months ended June 30, 2017. The average tax-equivalent yield on interest-earning assets increased primarily as a result of higher market interest rates.

Total interest expense increased $27,000, or 8.2%, to $356,000 for the six months ended June 30, 2018 compared to $329,000 for the six months ended June 30, 2017 primarily due to the cost of the FHLB borrowing during the six months ended June 30, 2018. The average cost of interest-bearing liabilities was 0.53% for the six months ended June 30, 2018 compared to 0.48% for the six months ended June 30, 2017.

Provision for Loan Losses. Non-performing loans were $1.5 million, or 1.3% of total loans, at June 30, 2018 compared to $1.9 million, or 1.6% of total loans at December 31, 2017. At June 30, 2018, $616,000 or 40.1% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses”, the Bank did not record a provision for loan losses for the three and six months ended June 30, 2018. During the six months ended June 30, 2017, the Bank recognized a recapture of the provision for loan losses of $300,000 which was attributable to the continued improvement in the credit quality of the loan portfolio and the successful management of problem loans resulting in lesser charge-offs than expected.

Noninterest Income. Noninterest income decreased $3,000, or 1.4%, to $205,000 for the three months ended June 30, 2018 from $208,000 for the three months ended June 30, 2017. The decrease was primarily due to a decrease in deposit account service charges of $10,000 partially offset by an increase in ATM and debit card fee income of $6,000.

Noninterest income decreased $9,000, or 2.1%, to $414,000 for the six months ended June 30, 2018 from $423,000 for the six months ended June 30, 2017. The decrease was primarily due to a decrease in deposit account service charges of $19,000 partially offset by an increase in ATM and debit card fee income of $10,000.

Noninterest Expense. Noninterest expense increased $165,000, or 13.1%, to $1.4 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017. Compensation and benefits increased $133,000, or 21.3%, to $756,000 compared to $623,000 due to normal salary adjustments and an increase in the number of full-time equivalent employees. Data processing expense increased $22,000, or 12.5%, to $198,000 for the current quarter compared to $176,000 for the same quarter last year. Professional fees increased $32,000, or 40%, to $112,000 compared to $80,000. A $16,000 net loss on foreclosed real estate was recognized for the 2018 second quarter while a net gain on sale of foreclosed real estate of $8,000 was recognized during the 2017 second quarter. These increases were partially offset by decreases of $17,000, or 13.2%, in occupancy and equipment expenses and $33,000, or 100.0% in impairment loss on land held for sale.

Noninterest expense increased $204,000, or 8.1%, to $2.7 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017. Compensation and benefits increased $186,000, or 14.9%, to $1.4 million for the 2018 six month period compared to $1.3 million for the same six month period in 2017, due to normal salary adjustments and an increase in the number of full-time equivalent employees. Data processing expenses increased $33,000, or 9.6%, to $378,000 compared to $345,000, due to increased fees paid for managed information technology services. Professional fees increased $49,000, or 28.8%, to $219,000 for the six months ended June 30, 2018 compared to $170,000 for the same period in 2017, due to investment advisory fees paid for by the Bank’s investment subsidiary and increased consulting expenses. These increases were partially offset by decreases of $26,000, or 10.1%, in occupancy and equipment expenses and $33,000, or 100.0%, in impairment loss on land held for sale.

Income Tax Expense. Income tax expense was $62,000 for the three months ended June 30, 2018 compared to $122,000 for the three months ended June 30, 2017 resulting from the reduction in our effective corporate income tax rate to 17.3% compared to 31.3%. Income tax expense was $139,000 for the six months ended June 30, 2018 compared to $373,000 for the six months ended June 30, 2017 resulting from the reduction in our effective corporate income tax rate to 18.4% compared to 33.7% due primarily to the enactment of the Tax Act.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At June 30, 2018, we had $85.3 million in cash and investment securities available for sale generally available for its cash needs. We can also obtain funds from borrowings, primarily FHLB advances. At June 30, 2018, we had the ability to borrow an additional $17.2 million in FHLB advances, subject to certain collateral requirements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any net proceeds retained upon completion of the Conversion, any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had no liquid assets at June 30, 2018.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2018, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $16.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2018, totaled $15.7 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

MID-SOUTHERN BANCORP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Based on its capital levels at June 30, 2018, the Bank exceeded these requirements as of that date and continues to exceed them as of the date of this report. Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at June 30, 2018, the Bank was considered to be well-capitalized.

The Bank’s actual capital amounts and ratios are presented in the following table.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2018:

Total Capital (to risk weighted assets)	$26,319	22.0%	$11,837	9.9%	$11,987	10.0%

Tier 1 Capital (to risk weighted assets)	$24,820	20.7%	$9,440	7.9%	$9,590	8.0%

Common equity Tier 1 Capital (to risk weighted assets)	$24,820	20.7%	$7,642	6.4%	$7,792	6.5%

Tier 1 Capital (to average adjusted total assets)	$24,820	13.4%	$7,404	4.0%	$9,255	5.0%

As of December 31, 2017:

Total Capital (to risk weighted assets)	$25,572	23.4%	$10,117	9.250%	$10,937	10.0%

Tier 1 Capital (to risk weighted assets)	$24,201	22.1%	$7,929	7.250%	$8,750	8.0%

Common equity Tier 1 Capital (to risk weighted assets)	$24,201	22.1%	$6,289	5.750%	$7,109	6.5%

Tier 1 Capital (to average adjusted total assets)	$24,201	13.5%	$7,153	4.000%	$8,942	5.0%

MID-SOUTHERN BANCORP, INC.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At June 30, 2018, the Bank’s common equity Tier 1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

Off-Balance Sheet Arrangements

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Bank’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.

For the six months ended June 30, 2018, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

MID-SOUTHERN BANCORP, INC.

PART I – ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

MID-SOUTHERN SAVINGS BANK, FSB AND SUBSIDIARY

For information regarding the Company’s market risk, see “Management Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management,” in the Company’s prospectus dated May 14, 2018, filed with the SEC on May 24, 2018. As of June 30, 2018, the market risk of the Company has not changed materially from those disclosed in the prospectus.

MID-SOUTHERN BANCORP, INC.

PART I - ITEM 4

CONTROLS AND PROCEDURES

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2018 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any legal proceedings. Periodically, there have been various claims and lawsuits involving the Bank, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Bank is not a party to any pending legal proceedings that management believes would have a material adverse effect on its financial condition or operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed beginning on page 19 of the Company’s prospectus dated May 14, 2018 filed with the SEC on May 24, 2018, under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s prospectus, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 6.	Exhibits

2.0	Plan of Conversion (1)
3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc.(1)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Bank and Alex G. Babey (1)
10.3	Employment Agreement by and between Mid-Southern Bank and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Bank and Erica B. Schmidt (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-223875.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated August 14, 2018	BY:	/s/Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated August 14, 2018	BY:	/s/Erica B. Schmidt
Erica B. Schmidt
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

-54-