Form 10-Q
period 2018-09-30
Mid-Southern Bancorp, Inc.
filed 2018-11-14
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
Yes           No   X

Indicate by check mark whether the registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).   Yes       No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

(Check one):                                        Large Accelerated Filer ___                                                                      Accelerated Filer                                    Non-accelerated Filer ___

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 6, 2018, there were 3,570,515 shares of the registrant's common stock outstanding.

MID-SOUTHERN BANCORP, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information) (Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$849	$1,151
Interest-bearing deposits with banks	18,295	6,313
Cash and cash equivalents	19,144	7,464

Securities available for sale, at fair value	45,210	45,716
Securities held to maturity	105	163

Loans, net	126,488	114,896

Federal Home Loan Bank stock, at cost	778	778
Foreclosed real estate	102	176
Real estate held for sale	239	270
Premises and equipment	1,949	2,032
Accrued interest receivable:
Loans	442	421
Securities	257	241
Cash value of life insurance	3,699	3,642
Other assets	1,022	878

Total Assets	$199,435	$176,677

LIABILITIES
Deposits:
Noninterest-bearing	$17,551	$18,008
Interest-bearing	133,629	133,885
Total deposits	151,180	151,893

Accrued expenses and other liabilities	583	630
Total Liabilities	151,763	152,523

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value at September 30, 2018,
10,000,000 shares authorized, $1 par value at December 31, 2017; 3,570,750 shares issued
and 3,570,515 shares outstanding at September 30, 2018; 3,452,696 shares issued and	36	1,472
3,447,225 shares outstanding at December 31, 2017 (1)
Additional paid-in capital	30,295	3,501
Retained earnings-substantially restricted	20,219	19,326
Accumulated other comprehensive loss	(847)	(47)
Unearned ESOP shares	(2,026)	-
Unearned stock compensation plan	(2)	(3)
Less treasury stock, at cost - 235 shares (5,471 in 2017) (1)	(3)	(95)
Total Stockholders' Equity	47,672	24,154

Total Liabilities and Stockholders' Equity	$199,435	$176,677

(1) Share amounts related to periods prior to the date of completion of the second-step conversion (July 11, 2018) have been restated to give retroactive recognition to the exchange ratio applied in the second-step conversion (2.3462 to one).

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

INTEREST INCOME
Loans, including fees	$1,522	$1,360	$4,284	$4,035
Investment securities:
Mortgage-backed securities	81	114	290	374
Municipal tax exempt	106	45	310	136
Other debt securities	69	77	209	232
Federal Home Loan Bank dividends	9	8	30	25
Interest-bearing deposits with banks and time deposits	111	20	191	50
Total interest income	1,898	1,624	5,314	4,852

INTEREST EXPENSE
Deposits	186	161	527	490
Borrowings	-	-	15	-
Total interest expense	186	161	542	490
Net interest income	1,712	1,463	4,772	4,362

Recapture of provision for loan losses	-	-	-	(300)
Net interest income after provision for loan losses	1,712	1,463	4,772	4,662

NONINTEREST INCOME
Deposit account service charges	91	100	273	301
Net gain on sales of securities available for sale	-	4	-	4
Increase in cash value of life insurance	19	19	55	56
ATM and debit card fee income	91	81	264	244
Other income	9	10	32	32
Total noninterest income	210	214	624	637

NONINTEREST EXPENSE
Compensation and benefits	847	681	2,283	1,931
Occupancy and equipment	104	123	335	380
Data processing	219	184	597	529
Professional fees	124	106	343	276
Net loss on foreclosed real estate	1	20	1	26
Impairment loss on land	32	-	32	33
Directors' fees	41	39	130	119
Debit and credit card expense	24	22	69	61
Supervisory examinations	27	20	63	56
Deposit insurance premiums	14	10	40	36
Other expenses	156	126	414	398
Total noninterest expense	1,589	1,331	4,307	3,845
Income before income taxes	333	346	1,089	1,454

Income tax expense	57	105	196	478
Net Income	$276	$241	$893	$976

Earnings per common share (1):
Basic	$0.08	$0.07	$0.26	$0.28
Diluted	$0.08	$0.07	$0.26	$0.28

(1) Per share amounts related to periods prior to the date of completion of the second-step conversion (July 11, 2018) have been restated to give retroactive recognition to the exchange ratio applied in the second-step conversion (2.3462 to one).

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Income	$276	$241	$893	$976

Other Comprehensive (Loss) Income, net of tax
Change in net unrealized loss on securities available for sale:
Net unrealized holding (losses) gains arising during the period	(236)	(134)	(1,065)	349
Income tax benefit (expense)	59	52	265	(135)
Net of tax amount	(177)	(82)	(800)	214

Less: Reclassification adjustment for realized gains included
in net income during the period	-	-	-	4
Income tax expense	-	-	-	(2)
Net of tax amount	-	-	-	2

Other Comprehensive (Loss) Income, net of tax	(177)	(82)	(800)	212

Total Comprehensive Income	$99	$159	$93	$1,188

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2017	$1,472	$3,499	$18,232	$(180)	$-	$(5)	$(93)	$22,925

Net income	-	-	976	-	-	-	-	976

Other comprehensive income	-	-	-	212	-	-	-	212

Cash dividends to Mid-Southern,
M.H.C. ($0.03 per share) (1)	-	-	(62)	-	-	-	-	(62)

Cash dividends to minority
stockholders ($0.03 per share) (1)	-	-	(26)	-	-	-	-	(26)

Forfeiture of unearned stock awards	-	-	-	-	-	2	(2)	-

Grant of common stock for
stock compensation - 100 shares	-	2	-	-	-	(2)	-	-

Balances at September 30, 2017	1,472	3,501	19,120	32	-	(5)	(95)	24,025

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$-	$(3)	$(95)	$24,154

Net income	-	-	893	-	-	-	-	893

Other comprehensive loss	-	-	-	(800)	-	-	-	(800)

Corporate reorganization:
Conversion and stock issuance	(1,438)	23,812	-	-	-	-	-	22,374
Purchase by ESOP trust	2	2,046	-	-	(2,048)	-	-	-
Treasury stock retired	-	(95)	-	-	-	-	95	-
Contribution of Mid-Southern, MHC	-	1,023	-	-	-	-	-	1,023

ESOP shares committed to be released	-	6	-	-	22	-	-	28

Forfeiture of unearned stock awards	-	-	-	-	-	3	(3)	-

Grant of common stock for
stock compensation - 100 shares	-	2	-	-	-	(2)	-	-

Balances at September 30, 2018	$36	$30,295	$20,219	$(847)	$(2,026)	$(2)	$(3)	$47,672

(1) Per share amounts related to periods prior to the date of completion of the second-step conversion (July 11, 2018) have been restated to give retroactive recognition to the exchange ratio applied in the second-step conversion (2.3462 to one).

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$893	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	42	135
Recapture of provision for loan losses	-	(300)
Depreciation expense	98	114
ESOP compensation expense	28	-
Impairment loss on land	32	33
Deferred income taxes	(23)	176
Increase in cash value of life insurance	(55)	(56)
Net realized and unrealized loss on foreclosed real estate	1	26
Net gain on sales of securities available for sale	-	(4)
(Increase) decrease in accrued interest receivable	(37)	60
Net change in other assets and liabilities	1,151	(105)
Net Cash Provided By Operating Activities	2,130	1,055

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of time deposits	-	249
Purchases of securities available for sale	(5,650)	-
Principal collected on mortgage-backed securities available for sale	4,049	2,947
Proceeds from maturities of securities available for sale	1,000	-
Proceeds from sales of securities available for sale	-	1,002
Principal collected on mortgage-backed securities held to maturity	58	50
Proceeds from maturities of securities held to maturity	-	45
Net increase in loans receivable	(11,785)	(267)
Investment in cash value of life insurance	(2)	(2)
Proceeds from the sale of foreclosed real estate	266	295
Purchase of premises and equipment	(47)	(4)
Net Cash (Used In) Provided By Investing Activities	(12,111)	4,315

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(713)	(2,735)
Proceeds from issuance of common stock	22,374	-
Cash dividends paid to Mid-Southern, M.H.C.	-	(62)
Cash dividends paid to minority stockholders	-	(26)
Net Cash Provided By (Used In) Financing Activities	21,661	(2,823)

Net Increase in Cash and Cash Equivalents	11,680	2,547

Cash and cash equivalents at beginning of period	7,464	8,311

Cash and Cash Equivalents at End of Period	$19,144	$10,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$542	$490
Taxes	112	191

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	184	38

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                       Presentation of Interim Information

Mid-Southern Bancorp, Inc., (the "Company") was incorporated in January 2018 and became the holding company for Mid-Southern Savings Bank, FSB (the "Bank"), on July 11, 2018, upon the completion of the Bank's conversion from the mutual holding company ownership structure and the Company's related public stock offering.  Please see Note 2 – Conversion and Stock Issuance for more information.  Accordingly, the reported results and financial information for periods ending prior to September 30, 2018 relate solely to the Bank and its wholly-owned subsidiary, Mid-Southern Investments, Inc.  The third quarter results are the first quarter reflecting consolidated Company financial information.

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary to present fairly the financial position as of September 30, 2018, and the results of operations for the three months and nine months ended September 30, 2018 and 2017 and the cash flows for the nine months ended September 30, 2018 and 2017.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary.  All material intercompany balances and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform with the current period presentation.  The reclassifications had no effect on net income or stockholders' equity.

As an "emerging growth company," as defined in Title 1 of Jumpstart Our Business Startups ("JOBS") Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2018, the Company does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Company's assessment of its revenue recognition policies under FASB topic 606 is not yet complete.

2.                       Conversion and Stock Issuance

The Company, an Indiana corporation, was organized by Mid-Southern, M.H.C. ("the MHC") and the Bank in connection with the MHC's plan of conversion from mutual to stock form of ownership (the "Conversion").  Upon consummation of the Conversion, which occurred on July 11, 2018, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank's common stock.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Conversion, the Company sold a total of 2,559,871 shares of common stock in offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank's employee stock ownership plan ("ESOP") funded by a loan from the Company (see Note 6).  All shares were sold at a purchase price of $10.00 per share.  Costs to complete the stock offering were deducted from the gross proceeds of the offering. The Bank had $143,000 in deferred conversion costs as of December 31, 2017.

Proceeds from the offering, net of $1.2 million in expenses, totaled $24.4 million, including $2.0 million of proceeds funded by the Company for the purchase by the Bank's ESOP.  The Company made a $10.2 million capital contribution to the Bank.  In addition, concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company's common stock, with cash being paid in lieu of issuing any fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company issued 3,570,750 shares.

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

The conversion has been accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities and equity unchanged as a result.

3.                        Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management's intent.  Debt securities held by the Company include mortgage-backed securities and other debt securities issued by the Government National Mortgage Association ("GNMA"), a U.S. government agency, and mortgage-backed securities and collateralized mortgage obligations issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are government-sponsored enterprises. Mortgage-backed securities ("MBS") represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities.  Collateralized mortgage obligations ("CMO") are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.  The Company also holds debt securities issued by municipalities and political subdivisions of state and local governments.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities at September 30, 2018 and December 31, 2017 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2018:	Cost	Gains	Losses	Value

Securities available for sale:
Agency MBS	$11,863	$-	$434	$11,429
Agency CMO	9,476	-	197	9,279
	21,339	-	631	20,708

Other debt securities:
Municipal obligations	24,997	86	581	24,502

Total securities available
for sale	$46,336	$86	$1,212	$45,210

Securities held to maturity:
Agency MBS	$60	$2	$-	$62
Municipal obligations	45	-	-	45

Total securities held to
maturity	$105	$2	$-	$107

December 31, 2017:

Securities available for sale:
Agency MBS	$14,604	$-	$208	$14,396
Agency CMO	8,700	-	121	8,579
	23,304	-	329	22,975

Other debt securities:
Federal agency	1,000	-	1	999
Municipal obligations	21,474	343	75	21,742

Total securities available
for sale	$45,778	$343	$405	$45,716

Securities held to maturity:
Agency MBS	$78	$2	$-	$80
Municipal obligations	85	2	-	87

Total securities held to
maturity	$163	$4	$-	$167

The amortized cost and fair value of debt securities as of September 30, 2018, by contractual maturity, are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$386	$388	$-	$-
Due after one year through five years	850	874	45	45
Due after five years through ten years	6,095	5,945	-	-
Due after ten years	17,666	17,295	-	-
	24,997	24,502	45	45
MBS and CMO	21,339	20,708	60	62

	$46,336	$45,210	$105	$107

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At September 30, 2018, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
September 30, 2018:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	1	$991	$9
Agency CMO	2	2,445	11
Municipal obligations	32	14,544	398
Total less than 12 months	35	17,980	418

Continuous loss position more than 12 months:
Agency MBS	12	10,437	425
Agency CMO	5	4,811	187
Municipal obligations	5	3,267	182
Total more than 12 months	22	18,515	794

Total securities available for sale	57	$36,495	$1,212

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2017, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At December 31, 2017, the Company did not have any securities held to maturity with an unrealized loss.

MID-SOUTHERN BANCORP, INC.
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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair value.

At September 30, 2018, the debt securities in the available for sale classification in a loss position had depreciated approximately 3.2% from the amortized cost basis.  All of the debt securities in a loss position at September 30, 2018 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer's financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the three and nine months ended September 30, 2018 the Company did not have any security sales.  During the three and nine months ended September 30, 2017 the Company recognized gross gains of $6,000 and gross losses of $2,000, respectively, on the sale of securities available for sale.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.                       Loans and Allowance for Loan Losses

The Company's loan and allowance for loan loss policies are as follows:

Loans Held for Investment. Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgage, commercial business and consumer loans.  A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana.  The ability of the Company's customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loan origination and commitment fees, as well as certain direct costs of underwriting and closing loans, are deferred and amortized as a yield adjustment to interest income over the lives of the related loans using the interest method.  Amortization of net deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Nonaccrual Loans. The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible.  Past due status is determined based on contractual terms.  Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status.  The cash receipts method is used when the likelihood of further loss on the loan is remote.  Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status.  Interest income on impaired loans is recognized using the cost recovery method, unless the likelihood of further loss on the loan is remote.

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

The Company uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the Company's actual loss history over the most recent twenty calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Company's historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

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

The Company's construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects, and includes both owner-occupied and speculative investment properties.  Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower's ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

Commercial real estate loans are comprised of loans secured by various types of collateral including farmland, office buildings, warehouses, retail space and mixed-use buildings located in the Company's primary lending area.  Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market.  Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates or general business operating cash flows that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates and the general level of business activity.  The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial business loans include lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations.  Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower.  As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans.

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company's historical loss experience used to estimate the general component of the allowance for loan losses as discussed above.  Specific reserves are not considered charge-offs in management's evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At September 30, 2018, the Company had 10 loans for which partial charge-offs in the aggregate of $236,000 had been recorded.

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

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

MID-SOUTHERN BANCORP, INC.
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

At September 30, 2018 and December 31, 2017, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $26,000 and $290,000, respectively.

Loans at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Real estate mortgage loans:
One-to-four family residential	$81,101	$79,899
Multi-family residential	6,937	6,352
Residential construction	-	108
Commercial real estate	26,593	22,315
Commercial real estate construction	6,392	2,061
Commercial business loans	4,874	3,875
Consumer loans	2,322	1,978
Total loans	128,219	116,588

Deferred loan origination fees and costs, net	32	31
Allowance for loan losses	(1,763)	(1,723)

Loans, net	$126,488	$114,896

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company's recorded investment in loans at September 30, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$81,101	$6,937	$6,392	$26,593	$4,874	$2,322	$128,219

Accrued interest receivable	297	17	10	91	19	8	442

Net deferred loan fees/costs	16	(8)	(32)	(4)	10	50	32

Recorded investment in loans	$81,414	$6,946	$6,370	$26,680	$4,903	$2,380	$128,693

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,680	$-	$-	$927	$485	$-	$4,092

Collectively evaluated for impairment	78,734	6,946	6,370	25,753	4,418	2,380	124,601

Ending balance
	$81,414	$6,946	$6,370	$26,680	$4,903	$2,380	$128,693

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company's recorded investment in loans at December 31, 2017:

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of September 30, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$34	$-	$-	$22	$45	$-	$101

Collectively evaluated for impairment	1,077	196	57	249	10	73	1,662

Ending balance	$1,111	$196	$57	$271	$55	$73	$1,763

An analysis of the allowance for loan losses as of December 31, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$56	$-	$-	$28	$58	$-	$142

Collectively evaluated for impairment	1,014	220	20	241	53	33	1,581

Ending balance	$1,070	$220	$20	$269	$111	$33	$1,723

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,085	$203	$67	$237	$91	$32	$1,715
Provisions	(19)	(7)	(10)	33	(36)	39	-
Charge-offs	(19)	-	-	-	-	(3)	(22)
Recoveries	64	-	-	1	-	5	70

Ending balance	$1,111	$196	$57	$271	$55	$73	$1,763

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,070	$220	$20	$269	$111	$33	$1,723
Provisions	4	(24)	37	-	(56)	39	-
Charge-offs	(119)	-	-	-	-	(12)	(131)
Recoveries	156	-	-	2	-	13	171

Ending balance	$1,111	$196	$57	$271	$55	$73	$1,763

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,359	$303	$-	$317	$128	$47	$2,154
Provisions	42	(45)	19	(11)	(10)	5	-
Charge-offs	-	-	-	-	-	(3)	(3)
Recoveries	2	-	-	-	-	3	5

Ending balance	$1,403	$258	$19	$306	$118	$52	$2,156

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,571	$338	$9	$404	$134	$47	$2,503
Provisions	(123)	(80)	10	(98)	(16)	7	(300)
Charge-offs	(51)	-	-	-	-	(13)	(64)
Recoveries	6	-	-	-	-	11	17

Ending balance	$1,403	$258	$19	$306	$118	$52	$2,156

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's impaired loans as of September 30, 2018 and for the three and nine months ended September 30, 2018.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three and nine months ended September 30, 2018:

	At September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
				(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,221	$1,609	$-	$1,242	$3	$1,469	$8
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	443	445	-	473	1	605	6
Commercial business	55	54	-	60	1	35	1
Consumer	-	-	-	-	-	-	-
	$1,719	$2,108	$-	$1,775	$5	$2,109	$15

Loans with an allowance recorded:
One-to-four family residential	$682	$714	$34	$721	$8	$706	$24
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	366	364	22	369	5	368	16
Commercial business	430	485	45	435	6	487	21
Consumer	-	-	-	-	-	-	-
	$1,478	$1,563	$101	$1,525	$19	$1,561	$61

Total:
One-to-four family residential	$1,903	$2,323	$34	$1,963	$11	$2,175	$32
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	809	809	22	842	6	973	22
Commercial business	485	539	45	495	7	522	22
Consumer	-	-	-	-	-	-	-
	$3,197	$3,671	$101	$3,300	$24	$3,670	$76

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's impaired loans for the three and nine months ended September 30, 2017.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Loans with no related allowance recorded:	(In thousands)
One-to-four family residential	$1,777	$2	$1,776	$7
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	851	2	841	10
Commercial business	7	-	13	-
Consumer	15	-	23	-
	$2,650	$4	$2,653	$17

Loans with an allowance recorded:
One-to-four family residential	$685	$8	$800	$24
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	358	5	449	16
Commercial business	594	7	589	23
Consumer	6	-	3	-
	$1,643	$20	$1,841	$63

Total:
One-to-four family residential	$2,462	$10	$2,576	$31
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	1,209	7	1,290	26
Commercial business	601	7	602	23
Consumer	21	-	26	-
	$4,293	$24	$4,494	$80

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's impaired loans as of December 31, 2017:

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2018 and December 31, 2017:

	At September 30, 2018			At December 31, 2017
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$985	$-	$985	$1,333	$-	$1,333
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	360	-	360	535	-	535
Commercial business	4	-	4	10	-	10
Consumer	-	-	-	-	-	-

Total	$1,349	$-	$1,349	$1,878	$-	$1,878

The following table presents the aging of the recorded investment in loans at September 30, 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)

One-to-four family residential	$2,123	$658	$282	$3,063	$78,351	$81,414
Multi-family residential	-	-	-	-	6,946	6,946
Construction	-	-	-	-	6,370	6,370
Commercial real estate	207	39	-	246	26,434	26,680
Commercial business	-	-	-	-	4,903	4,903
Consumer	12	-	-	12	2,368	2,380

Total	$2,342	$697	$282	$3,321	$125,372	$128,693

MID-SOUTHERN BANCORP, INC.
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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, public information, historical payment experience, credit documentation, and current economic trends, among other factors.  The Company classifies loans based on credit risk at least quarterly.  The Company uses the following regulatory definitions for risk ratings:

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
September 30, 2018	(In thousands)

Pass	$79,293	$6,946	$6,370	$25,909	$4,418	$2,380	$125,316
Special mention	-	-	-	-	-	-	-
Substandard	2,121	-	-	771	485	-	3,377
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$81,414	$6,946	$6,370	$26,680	$4,903	$2,380	$128,693

December 31, 2017

Pass	$77,205	$6,359	$2,169	$21,049	$3,371	$2,026	$112,179
Special mention	-	-	-	50	-	-	50
Substandard	2,995	-	-	1,292	524	-	4,811
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Modification of a loan is considered to be a troubled debt restructuring ("TDR") if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider.  By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession.  The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt.  A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate.  A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt.  The Company's determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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

The following table summarizes the Company's TDRs by accrual status as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$918	$-	$918	$34	$877	$-	$877	$56
Commercial real estate	449	159	608	22	484	209	693	28
Commercial business	481	4	485	45	514	11	525	58

Total	$1,848	$163	$2,011	$101	$1,875	$220	$2,095	$142

At September 30, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing). At December 31, 2017, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $377,000. These commitments represented the undisbursed portion of a commercial real estate secured line of credit to one borrower.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)			(Dollars in thousands)

One-to-Four Family Residential	1	$159	$159	3	$213	$241

Total	1	$159	$159	3	$213	$241

There was one TDR restructured during the three and nine months ended September 30, 2017.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three and nine months ended September 30, 2018 and 2017.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months and nine months ended September 30, 2018 and 2017.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.                       Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three and nine months ended September 30, 2018 and 2017.  Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic	(Dollars in thousands, exept per share data)
Earnings:
Net income	$276	$241	$893	$976

Shares:
Weighted average common
shares outstanding	3,376,589	3,446,549	3,426,736	3,446,490

Net income per common share, basic	$0.08	$0.07	$0.26	$0.28

Diluted
Earnings:
Net income	$276	$241	$893	$976

Shares:
Weighted average common
shares outstanding	3,376,589	3,446,549	3,426,736	3,446,490
Add: Dilutive effect of stock options	110	288	433	336
Add: Dilutive effect of restricted stock	333	410	459	453

Weighted average common
shares outstanding, as adjusted	3,377,032	3,447,247	3,427,628	3,447,279

Net income per common share, diluted	$0.08	$0.07	$0.26	$0.28

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.                       Employee Stock Ownership Plan

In connection with the Conversion, the Bank established a leveraged ESOP for eligible employees of the Company and the Bank.  The ESOP trust purchased 204,789 shares of Company common stock at the initial public offering price of $10.00 per share financed by a 20 year term loan with the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced by employer contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are held in a suspense account and allocated to participant accounts as  principal and interest payments are made by the ESOP to the Company.  Payments of principal and interest are due annually on December 31st, the Company's fiscal year end.

As shares are committed to be released for allocation to participant accounts from collateral, the Company reports compensation expense equal to the average fair value of shares committed to be released during the year with a corresponding credit to stockholders' equity and the shares become outstanding for earnings per share computations. The compensation expense is accrued throughout the year.

Compensation expense recognized for the three months ended September 30, 2018 was $28,000.  The ESOP trust held 204,789 unallocated shares of Company common stock at September 30, 2018 with a fair value of $2,652,000.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Fair Value Measurements

On January 1, 2018, the Company adopted ASU 2016-01,  Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At September 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.

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

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company's financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2018 and December 31, 2017.  The Company had no liabilities measured at fair value as of September 30, 2018 or December 31, 2017.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$11,429	$-	$11,429
Agency CMO	-	9,279	-	9,279
Municipal obligations	-	24,502	-	24,502
Total securities available for sale	$-	$45,210	$-	$45,210

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,869	$1,869
Commercial real estate	-	-	787	787
Commercial business	-	-	440	440
Total impaired loans	$-	$-	$3,096	$3,096

Foreclosed real estate:
One-to-four family residential	$-	$-	$102	$102

Real estate held for sale:	$-	$-	$239	$239

December 31, 2017:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$14,396	$-	$14,396
Agency CMO	-	8,579	-	8,579
Federal agency	-	999	-	999
Municipal obligations	-	21,742	-	21,742
Total securities available for sale	$-	$45,716	$-	$45,716

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$2,154	$2,154
Commercial real estate	-	-	991	991
Commercial business	-	-	467	467
Total impaired loans	$-	$-	$3,612	$3,612

Foreclosed real estate:
One-to-four family residential	$-	$-	$138	$138
Commercial real estate	-	-	38	38
Total foreclosed real estate	$-	$-	$176	$176

Real estate held for sale:	$-	$-	$270	$270

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value is based upon quoted market prices, where available.  If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association's standard calculations for cash flow and price/yield analysis and observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market.  If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service.  These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other factors.  Changes in fair value of securities available for sale are recorded in other comprehensive income, net of income tax effect.

Impaired Loans.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At September 30, 2018 and December 31, 2017, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management's estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.  The Company recognized recapture of provision for loan losses of $10,000 and $31,000 for the three months ended September 30, 2018 and 2017, respectively, for impaired loans.  The Company recognized recapture of provision for loan losses of $50,000 and $40,000 for the nine months ended September 30, 2018 and 2017, respectively, for impaired loans.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreclosed Real Estate.  Foreclosed real estate is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.  The fair value of foreclosed real estate is classified as Level 3 in the fair value hierarchy.

Foreclosed real estate is reported at fair value less estimated costs to dispose of the property.  The fair values are determined by real estate appraisals which are then discounted to reflect management's estimate of the fair value of the property given current market conditions and the condition of the collateral.  At September 30, 2018, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value for estimates of changes in market conditions, the condition of the collateral and estimated costs to sell the property of 10%.  At December 31, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value (including estimated costs to sell the property) ranging from 8% to 15% with a weighted average discount from appraised value of 10%.  The Company did not recognize any charges to write down foreclosed real estate to fair value during the three and nine months ended September 30, 2018 and 2017.

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.  The Company recognized charges to write down real estate held for sale of $32,000 during the three month and nine months ended September 30, 2018.  The Company did not recognize any charges to write down real estate held for sale during the three-month period ended September 30, 2017.  The Company recognized charges to write down real estate held for sale of $33,000 for the nine months ended September 30, 2017.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine months ended September 30, 2018 and 2017.  There were no transfers into or out of the Company's Level 3 financial assets for the three and nine months ended September 30, 2018 and 2017.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2018 and 2017.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The estimated fair values of the Company's financial instruments are as follows:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

September 30, 2018:

Financial assets:
Cash and cash equivalents	$19,144	$19,144	$-	$-
Securities available for sale	45,210	-	45,210	-
Securities held to maturity	105	-	107	-
Loans, net	126,488	-	-	124,607
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	699	-	699	-

Financial liabilities:
Deposits	151,180	-	-	149,684

December 31, 2017:

Financial assets:
Cash and cash equivalents	$7,464	$7,464	$-	$-
Securities available for sale	45,716	-	45,716	-
Securities held to maturity	163	-	167	-
Loans, net	114,896	-	-	114,018
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	662	-	662	-

Financial liabilities:
Deposits	151,893	-	-	150,943

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards).  The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The ASU is effective for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company's analysis suggests that the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements as substantially all of the Company's revenues are excluded from the scope of the new guidance.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. For public entities the amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 did not have a material impact on the Company's consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in the ASU is permitted.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at time of adoption.  Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on its regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary.  For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  For nonpublic business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until its evaluation is complete, the magnitude of the increase will be unknown.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This ASU is intended to address the appropriate classification of eight specific cash flow issues on the cash flow statement.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  For public entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Early adoption is permitted and must be applied using retrospective transition method to each period presented.  Adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard was effective for reporting periods beginning after December 15, 2017. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company adopted the amendments in this ASU as of December 31, 2017. The adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax assets and liabilities related to items, primarily unrealized gains and losses on investments within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $8,000 for the year ended December 31, 2017, with no net impact to total stockholders' equity.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for shared-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. For public entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and adds certain disclosure requirements for fair value measurements.  Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted upon issuance of the update.  The adoption of this update is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to Mid-Southern Bancorp, Inc. and its consolidated subsidiary, Mid-Southern Savings Bank, unless the context otherwise requires.

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

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees.  Our primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") advances and other borrowings, and payments received on loans and securities.  We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts.  Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy, marketing and computer services and FDIC deposit insurance premiums.  Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits.  Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

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

 Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third-party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of impaired loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased $22.8 million, or 12.9%, to $199.4 million at September 30, 2018 from $176.7 million at December 31, 2017.

Cash and Cash Equivalents.  Cash and cash equivalents increased $11.7 million, or 156.5%, to $19.1 million at September 30, 2018 from $7.5 million at December 31, 2017.  The increase resulted primarily from proceeds from the issuance of common stock associated with the Conversion. We are focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  Net loans receivable increased $11.6 million, or 10.1%, to $126.5 million at September 30, 2018 from $114.9 million at December 31, 2017.  The increase in net loans receivable was due primarily to commercial real estate and commercial real estate construction loans originated during the first nine months of 2018.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $506,000, or 1.1%, to $45.2 million at September 30, 2018 from $45.7 million at December 31, 2017.   The decrease for the nine months ended September 30, 2018 was due primarily to the maturity of a $1.0 million U.S. government agency debt security, principal repayments on mortgage-backed securities of $4.0 million and an increase in the gross unrealized loss in the portfolio of $1.1 million partially offset by purchases of available for sale securities of $5.7 million.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Securities held to maturity decreased $58,000, or 35.6%, to $105,000 at September 30, 2018 from $163,000 at December 31, 2017 primarily due to principal repayments on U.S. government agency mortgage-backed securities.

Deposits.   Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits decreased $713,000, or 0.5%, to $151.2 million at September 30, 2018 from $151.9 million at December 31, 2017.

Borrowings.   The Company had no outstanding borrowings at both September 30, 2018 and December 31, 2017. On January 26, 2018, the Company borrowed $3.0 million from the FHLB which matured and was repaid on April 26, 2018.

Stockholders' Equity.   Stockholders' equity increased $23.5 million to $47.7 million at September 30, 2018 from $24.2 million at December 31, 2017.  The increase was primarily due to $22.4 million in net proceeds received in the Conversion stock offering completed in July 2018, $1.0 million in net equity contributed by Mid-Southern, M.H.C. in the Conversion and net income of $893,000 for the nine months ended September 30, 2018 partially offset by an $800,000 increase in accumulated other comprehensive loss.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net Income.   Net income was $276,000 ($0.08 per common share diluted) for the three months ended September 30, 2018, compared to net income of $241,000 ($0.07 per common share diluted) for the three months ended September 30, 2017.  The primary reasons for this improvement were increased net interest income and a decrease income tax expense partially offset by an increase noninterest expense.  Net income was $893,000 ($0.26 per common share diluted) for the nine months ended September 30, 2018, compared to net income of $976,000 ($0.28 per common share diluted) for the nine months ended September 30, 2017.  The significant factors that contributed to this decrease were an increase in noninterest expense and the absence of a recapture of the provision for loans losses as compared to  $300,000 recognized during the nine months ended September 30, 2017 partially offset by a significant reduction in income tax expense due to the Tax Act.

Net Interest Income.

Net interest income increased $249,000, or 17.0%, to $1.7 million for the three months ended September 30, 2018 compared to $1.5 million for the three months ended September 30, 2017 primarily as the result of the increase in the average balance of interest-earnings assets to $197.4 million for the three months ended September 30, 2018 compared to $166.7 million for the three months ended September 30, 2017.

Total interest income increased $274,000, or 16.9%, to $1.9 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017.  The increase resulted primarily from an increase in the average balance of total interest-earning assets of $30.8 million, or 18.5%, to $197.4 million for the three months ended September 30, 2018 compared to $166.7 million for the three months ended September 30, 2017.   The average tax-equivalent yield on interest-earning assets was 3.91% for the three months ended September 30, 2018 compared to 3.96% for the three months ended September 30, 2017.

Total interest expense increased $25,000, or 15.5%, to $186,000 for the three months ended September 30, 2018 compared to $161,000 for the three months ended September 30, 2017 due to increases in both the average balance of and cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities increased to $140.5 million for the three months ended September 30, 2018 from $135.0 million for the three months ended September 30, 2017.  The average cost of interest-bearing liabilities was 0.53% for the three months ended September 30, 2018 compared to 0.48% for the three months ended September 30, 2017.

Net interest income increased $410,000, or 9.4%, to $4.8 million for the nine months ended September 30, 2018 compared to $4.4 million for the nine months ended September 30, 2017 primarily as the result of the increase in the average balance of interest-earnings assets to $183.2 million for the nine months ended September 30, 2018 compared to $170.0 million for the nine months ended September 30, 2017.  The interest rate spread increased to 3.42% for the nine months ended September 30, 2018 from 3.39% for the nine months ended September 30, 2017.

Total interest income increased $462,000, or 9.5%, to $5.3 million for the nine months ended September 30, 2018 compared to $4.9 million for the nine months ended September 30, 2017.

The increase resulted primarily from an increase in the average balance of total interest-earning assets of $13.2 million, or 7.8%, to $183.2 million for the nine months ended September 30, 2018 compared to $170.0 million for the nine months ended September 30, 2017.   The average tax-equivalent yield on interest-earning assets was 3.93% for the nine months ended September 30, 2018 compared to 3.87% for the nine months ended September 30, 2017. The average tax-equivalent yield on interest-earning assets increased primarily as a result of higher market interest rates.

Total interest expense increased $52,000, or 10.6%, to $542,000 for the nine months ended September 30, 2018 compared to $490,000 for the nine months ended September 30, 2017 primarily due to the cost of the FHLB borrowing and an increase in the average cost of interest-bearing liabilities during the nine months ended September 30, 2018.  The average cost of interest-bearing liabilities was 0.51% for the nine months ended September 30, 2018 compared to 0.48% for the nine months ended September 30, 2017.

Provision for Loan Losses. Non-performing loans were $1.3 million, or 1.1% of total loans, at September 30, 2018 compared to $1.9 million, or 1.6% of total loans at December 31, 2017. At September 30, 2018, $645,000 or 47.9% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses", the Company did not record a provision for loan losses for the three and nine months ended September 30, 2018.  During the nine months ended September 30, 2017, the Company recognized a recapture of the provision for loan losses of $300,000 which was attributable to the continued improvement in the credit quality of the loan portfolio and the successful management of problem loans resulting in lesser charge-offs than expected.

Noninterest Income.  Noninterest income remained relatively unchanged, decreasing  $4,000, or 1.9%, to $210,000 for the three months ended September 30, 2018 from $214,000 for the three months ended September 30, 2017. The decrease was primarily due to  decreases in deposit account service charges of $9,000 and  in net gain on sale of available for sale securities of $4,000 partially offset by an increase in ATM and debit card fee income of $10,000.

Noninterest income decreased $13,000, or 2.0%, to $624,000 for the nine months ended September 30, 2018 from $637,000 for the nine months ended September 30, 2017. The decrease was primarily due to decreases in deposit account service charges of $28,000 and  in net gain on sale of available for sale securities of $4,000 partially offset by an increase in ATM and debit card fee income of $20,000.

Noninterest Expense.  Noninterest expense increased $258,000, or 19.4%, to $1.6 million for the three months ended September 30, 2018 from $1.3 million for the three months ended September 30, 2017. Compensation and benefits increased $166,000, or 24.4%, to $847,000 compared to $681,000 due to normal salary adjustments, an increase in medical insurance premiums and an increase in the number of full-time equivalent employees.  Data processing expense increased $35,000, or 19.0%, to $219,000 for the current quarter compared to $184,000 for the same quarter last year due to increased fees paid for managed information technology services for maintaining the security of the Company's servers and firewalls.  Professional fees increased $18,000, or 17.0%, to $124,000 compared to $106,000 for the same quarter last year.  A $32,000 impairment loss on land held for sale was recognized for the three months ended September 30, 2018 compared to none for the three months ended September 30, 2017.  These increases were partially offset by decreases of $19,000, or 15.4%, in occupancy and equipment expenses and a $19,000, or 95.0% decrease in net loss on foreclosed real estate.

    Noninterest expense increased $462,000, or 12.0%, to $4.3 million for the nine months ended September 30, 2018 from $3.8 million for the nine months ended September 30, 2017.  Compensation and benefits increased $352,000, or 18.2%, to $2.3 million for the 2018 nine-month period compared to $1.9 million for the same nine-month period in 2017, due to normal salary adjustments, an increase in medical insurance premiums and an increase in the number of full-time equivalent employees.  Data processing expenses increased $68,000, or 12.9%, to $597,000 compared to $529,000, due to increased fees paid for managed information technology services for maintaining the security of the Company's servers and firewalls.  Professional fees increased $67,000, or 24.3%, to $343,000 for the nine months ended September 30, 2018 compared to $276,000 for the same period in 2017, due to investment advisory fees paid for by the Bank's investment subsidiary and increased consulting expenses. These increases were partially offset by decreases of $45,000, or 11.8%, in occupancy and equipment expenses due to a decrease in property tax expense, and $25,000, or 96.2% decrease in net loss on foreclosed real estate.

Income Tax Expense.    Income tax expense was $57,000 for the three months ended September 30, 2018 compared to $105,000 for the three months ended September 30, 2017 resulting from the reduction in our effective corporate income tax rate to 17.1% compared to 30.3%.    Income tax expense was $196,000 for the nine months ended September 30, 2018 compared to $478,000 for the nine months ended September 30, 2017 resulting from the reduction in our effective corporate income tax rate to 18.0% compared to 32.9% due primarily to the enactment of the Tax Act.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At September 30, 2018, we had $64.4 million in cash and investment securities available for sale generally available for its cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.   At September 30, 2018, we had the ability to borrow an additional $17.3 million in FHLB advances, subject to certain collateral requirements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any net proceeds retained upon completion of the Conversion, any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.  On a stand-alone basis, the Company had liquid assets  of $13.2 million at September 30, 2018.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2018, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $16.2 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2018, totaled $17.2 million.  It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency ("OCC").  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC.  Based on capital levels at September 30, 2018, the Bank exceeded all regulatory capital requirements and  met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

The Bank's actual capital amounts and ratios are presented in the following table.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2018:

Total Capital (to risk
weighted assets)	$36,813	31.3%	$11,618	9.9%	$11,765	10.0%

Tier 1 Capital (to risk
weighted assets)	$35,339	30.0%	$9,265	7.9%	$9,412	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$35,339	30.0%	$7,500	6.4%	$7,647	6.5%

Tier 1 Capital (to average
adjusted total assets)	$35,339	17.2%	$8,196	4.0%	$10,246	5.0%

As of December 31, 2017:

Total Capital (to risk
weighted assets)	$25,572	23.4%	$10,117	9.250%	$10,937	10.0%

Tier 1 Capital (to risk
weighted assets)	$24,201	22.1%	$7,929	7.250%	$8,750	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$24,201	22.1%	$6,289	5.750%	$7,109	6.5%

Tier 1 Capital (to average
adjusted total assets)	$24,201	13.5%	$7,153	4.000%	$8,942	5.0%

    In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At September 30, 2018, the Bank's common equity Tier 1 capital exceeded the required capital conservation buffer of an amount more than 1.875%.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company's financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers' requests for funding and take the form of loan commitments and letters of credit.

For the nine months ended September 30, 2018, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company's market risk, see "Management Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management," in the Company's prospectus dated May 14, 2018, filed with the SEC on May 24, 2018.  As of September 30, 2018, the market risk of the Company has not changed materially from those disclosed in the prospectus.

Item 4. Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out as of September 30, 2018 under the supervision and with the participation of the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and several other members of the Company's senior management. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company's CEO and CFO concluded that based on their evaluation at September 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC's rules and forms.

(b)            Changes in Internal Controls

There were no significant changes in the Company's internal control over financial reporting that occurred during the quarter  ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 1.                       Legal Proceedings

The Company is not a party to any legal proceedings.  Periodically, there have been various claims and lawsuits involving the Company, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business.  The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on its financial condition or operations.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                      Defaults upon Senior Securities

Not applicable.

Item 4.                      Mine Safety Disclosures

Not applicable.

Item 5.                      Other Information

None.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 6.                Exhibits

2.0	Plan of Conversion (1)
3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc.(1)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alex G. Babey (1)
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, II (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MID-SOUTHERN BANCORP, INC. (Registrant)

Dated November 14, 2018	BY: /s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer (Principal Executive Officer)

Dated November 14, 2018	BY: /s/ Erica B. Schmidt
Erica B. Schmidt
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Index Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.