Form 10-K
period 2018-12-31
Mid-Southern Bancorp, Inc.
filed 2019-03-22
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38491

MID-SOUTHERN BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

300 North Water Street, Salem, Indiana	47167
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(812) 883-2639

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 per share	Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No  [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]                                                      Accelerated filer  [   ]                                               Non-accelerated filer  [  ]
Smaller reporting company  [X]                                            Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "MSVB" on June 30, 2018 was  $0 since the registrant had not issued any shares as of that date. As of March 10, 2019, there were 3,565,430 issued and 3,565,196 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

This Form 10-K contains "forward-looking statements."  You can identify these forward-looking statements through our use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "estimate," "continue," "plan," "project," "could," "intend," "target" and other similar words and expressions of the future.  These forward-looking statements include, but are not limited to:

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
•
monetary and fiscal policies of the Board of Governors of the Federal Reserve Systems ("Federal Reserve") and the U.S. Government and other governmental initiatives affecting the financial services industry;

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC.

Some of these and other factors are discussed in this prospectus under the caption "Risk Factors" and elsewhere in this Form 10-K.  Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this prospectus or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this prospectus might not occur and you should not put undue reliance on any forward-looking statements.

PART I

Item 1.  Business

General

Mid-Southern Bancorp, Inc., an Indiana corporation, is the savings and loan holding company of Mid-Southern Savings Bank, FSB (the "Bank" or "Mid-Southern Savings Bank"). On July 11, 2018, Mid-Southern Bancorp, Inc. completed a public offering and share exchange as part of the Bank's "second step" conversion from the mutual holding company structure and the elimination of Mid Southern M.H.C. (the "Conversion"). Upon consummation of the Conversion, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank's common stock. Concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company's common stock, with cash being paid in lieu of issuing fractional shares.  All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 2.3462:1 exchange ratio on publicly traded shares. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.

At December 31, 2018, the Company had total assets of $200.7 million, total deposits of $151.1 million and stockholders' equity of $48.8 million. The Company's executive offices are located in Salem, Indiana. The Company is subject to regulation by the Federal Reserve. Substantially all of the Company's business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank System of Indianapolis ("FHLB") which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

Our Business
Our business activities are primarily conducted through Mid-Southern Savings Bank, a federally chartered savings bank headquartered in Salem, Indiana, which is located in Southern Indiana approximately 40 miles northwest of Louisville, Kentucky. Mid-Southern Savings Bank conducts business from its main office in Salem and through its branch offices located in Mitchell and Orleans, Indiana and a loan production office located in New Albany, Indiana. Mid-Southern Savings Bank's market area includes Washington, Lawrence, Orange and Floyd counties in Indiana, and, to a lesser extent, contiguous counties.
Mid-Southern Savings Bank's principal business consists of originating one-to-four family residential real estate mortgage loans, including home equity lines of credit, and to a lesser extent, commercial and multifamily real estate, and construction loans. We also offer commercial business and other consumer loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices with interest rates that are competitive with those of similar products offered by other financial institutions in our market area. We also may utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities.
Our principal executive offices are located at 300 North Water Street, Salem, Indiana 47167 and our telephone number is (812) 883-2639. Our web site address is www.mid-southern.com.

Market Area
We are headquartered in Salem, Indiana (Washington County).  Salem is the county seat of Washington County and is located approximately 40 miles northwest of Louisville, Kentucky. We have a branch located in each of Mitchell, Indiana (Lawrence County) and Orleans, Indiana (Orange County) and a loan production office in New Albany, Indiana (Floyd County).  Our market area includes all of Lawrence, Orange, Washington and Floyd counties and extends into surrounding areas.
Based on the 2010 U.S. Census the market area had an aggregate population of 168,814. Two of the four counties' population rate is estimated to decrease in our market area between 2018 and 2023.  The median household income in the four-county market area is $50,834 which is lower than the state and national levels.  In addition, three of the four counties' 2017 unemployment rate were higher than the state rate and one county is higher than the national rate.
Our markets provide a diversified economic and employment base in the manufacturing, service, health care, agricultural, and governmental sectors. Within Washington County, nine of the top ten employers are located in Salem where we are headquartered. Salem's largest employers include a mix of the manufacturing, retail, health care, and public-sector industries. Manufacturing employs 16.8% of the workforce in Salem. The two largest employers in this sector are GKN Sinter Metals (powdered metal products) and Peerless Gear (industrial gear manufacturer) each employing approximately 500 individuals. Kimball Office, a privately held wood furniture manufacturer headquartered in Salem, is also a major employer in the area. A Walmart Supercenter, which opened in November 2016, is the largest Walmart in Southern Indiana and employs approximately 300 individuals.

Orange County's largest industry concentrations are in the healthcare, accommodation/food services, manufacturing and governmental sectors. A majority of the major employers in the county (including Electricom, Wildwood Association, Paoli Peaks, Walmart Supercenter, and IU Health Paoli Hospital) are located in the county seat of Paoli. The White Castle Meat Processing Company is among Orange County's largest employers. It operates a processing plant in Orleans. Paoli, Inc., headquartered in Orleans, is a manufacturer of wood office furniture. A family-owned business for more than 90 years, it was recently acquired by the Jasper Group.

Lawrence County's largest industry concentrations are in the healthcare, retail trade, manufacturing, and governmental sectors. A majority of the largest employers in the county (including IU Health Bedford Hospital, Walmart Supercenter, Times-mail, Garden Ville, Tri Star Engineering, and Lowe's Home Improvement) are located in the county seat of Bedford. Lehigh Hanson, a leading supplier of cement and other building materials, operates a cement facility in Mitchell. Mitchell is located approximately ten miles south of Bedford.

Floyd County offers a diverse mix of industry among the health care, manufacturing, retail trade and governmental sectors. Baptist-Floyd Memorial Hospital and Health Services is the top employer in the county with nearly 1,800 employees. Floyd County Consolidated School Corp. is the second largest with approximately 1,640 employees. New Albany is home to a majority of Floyd County's largest employers including Baptist Health, Beach Mold & Tool, Indiana University Southeast, Samtec Inc., Hitachi Cable America, and Walmart Supercenter.

Lending Activities

General. Our historical principal lending activity has been originating one- to four-family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial business loans, home equity lines of credit, construction and consumer loans. More recently, we have sought to increase our commercial real estate and commercial construction and commercial business lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.

Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial lending. We generally retain in our portfolio all loans we originate.   We focus primarily on commercial real estate loans, commercial construction loans and on commercial business loans in our market area. As part of the commercial loan strategy, we seek to use our commercial relationships to grow our commercial transactional deposit accounts.

The following table presents information concerning the composition of our loan portfolio, by the type of loan as of the dates indicated:

	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$80,322	62.9%	$79,899	68.6%
Multi-family residential	7,054	5.5	6,352	5.4
Residential construction	--	--	108	0.1
Commercial real estate	27,153	21.3	22,315	19.1
Commercial real estate construction	5,100	4.0	2,061	1.8
Total real estate loans	119,629	93.7	110,735	95.0

Commercial business loans	5,939	4.6	3,875	3.3

Consumer loans	2,199	1.7	1,978	1.7

Total loans	127,767	100.0%	116,588	100.00%

Deferred loan origination fees and costs, net	30		31
Allowance for loan losses	(1,504)		(1,723)
Total loans, net	$126,293		$114,896

Loan Maturity Table

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2018.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2019, which have fixed interest rates, is $14.1million, while the total amount of loans due after such date, which have adjustable interest rates, is $96.1 million.  The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One-to-Four Family	Multi- family	Residential Construction	Commercial	Commercial Construction	Commercial Business	Consumer	Total (1)
	(Dollars in thousands)
Amounts due in:
One year or less (2)	$7,148	$350	$--	$5,762	$772	$2,624	$944	$17,600
More than one year to five years	15,875	1,583	--	7,747	913	3,101	1,159	30,378
More than five years	57,299	5,121	--	13,644	3,415	214	96	79,789
Total	$80,322	$7,054	$--	$27,153	$5,100	$5,939	$2,199	$127,767

___________________________________________
(1)    Excludes net deferred loan origination fees and costs.
(2)    Includes demand loans, loans having no stated maturity and overdraft loans.

Largest Borrowing Relationships.   At December 31, 2018, the maximum amount under federal law that we could lend to any one borrower and the borrower's related entities was approximately $5.9 million.  Of our five largest borrowing relationships, three are primarily business relationships and two relationships have credit extended to both the individual borrower and their businesses. Our five largest relationships totaled $9.7 million in the aggregate, or 7.6% of our $127.8 million total loan portfolio, at December 31, 2018. The largest relationship at December 31, 2018 consisted of a $1.9 million in loans to a business collateralized by commercial real estate. Unfunded loan commitments to this relationship totaled $500,000. The next four largest lending relationships at December 31, 2018, were $2.3 million in loans to commonly owned businesses, collateralized by non-owner occupied one-to-four family residential property and commercial real estate; $1.8 million in loans to commonly owned businesses and individuals collateralized by one-to-four family residential property and commercial real estate with unfunded loan commitments to this relationship totaling $307,000; $2.0 million in loans to commonly owned businesses and individuals collateralized by commercial real estate with  unfunded loan commitments to this relationship totaling $34,000; and $1.8 million to commonly owned businesses collateralized by multi-family residential real estate. As of December 31, 2018, all of these loans were performing in accordance with their repayment terms.  At December 31, 2018, we had four other lending relationships that met or exceeded $1.6 million.  All of the loans in these four lending relationships were performing in accordance with their repayment terms as of December 31, 2018.

One- to Four-Family Real Estate Lending.  Our primary lending activity consists of the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area.  We originate primarily adjustable-rate loans.

Most of our loans are written using generally accepted underwriting guidelines.  The one to four family loans we originate are generally retained in our portfolio.   Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2018, we originated $14.7 million and $323,000 of one- to four-family adjustable rate mortgage ("ARM") and fixed-rate mortgage loans, respectively. At December 31, 2018, one- to four-family residential mortgage loans totaled $80.3 million, or 62.9%, of our total loan portfolio, of which $74.9 million were ARM loans and $5.4 million, were fixed-rate loans.

Historically we have not sold loans on the secondary mortgage market as a large portion of the one- to four-family residential mortgage loans we originate consist of loans that would be considered "non-conforming" as it relates to the ability to sell to Fannie Mae or other secondary market purchasers.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy a need in our market area.  As a result, subject to market conditions, we intend to continue to originate these types of loans. We have recently entered into an agreement with FHLB to begin selling loans under their MPP program.  We anticipate this to begin no earlier than second quarter of 2019.  We do not believe this program will materially change our existing balance sheet but offering this product will assist us in expanding our customer base in our existing markets.

We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property.  We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans.  At December 31, 2018 we had $14.8 million of non-owner occupied first mortgage loans.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors.  It is Mid-Southern Savings Bank's policy to require title insurance policies on all mortgage real estate loans originated in the amount of $500,000 or more.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $78,000 at December 31, 2018.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, however, at December 31, 2018 we had no one- to four-family loans with an original contractual maturity in excess of 30 years.

ARM loans are offered with an initial fixed rate for five or seven years.  Adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.25% and a maximum overall rate change of 6.00%.  We generally use the rate on the five-year Treasury Bills to re-price our ARM loans, however, as a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates.  Because of these characteristics, yields on ARM loans may not be sufficient to offset increases in our cost of funds.

Included in our one- to four-family loans are manufactured home loans that are considered a permanent dwelling. We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence.  Our weighted average yield on manufactured home loans at December 31, 2018 was 4.90%, compared to 4.76% for one- to four-family mortgages.  At December 31, 2018, these loans totaled $8.1 million, or 6.4% of our total loan portfolio.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Indiana law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  In addition to the cost of moving a manufactured home, it is difficult for these borrowers to find a new location for their home.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single family residences, due to more limited financial resources.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2018, there was $147,000 in nonperforming manufactured home loans and no manufactured home properties in our other real estate owned ("OREO") or repossessed assets portfolio.

Home Equity Lending.  We originate home equity loans that consist of variable-rate lines of credit. We do not originate fixed-rate home equity loans. We originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated with an adjustable rate of interest, based on the Wall Street Journal Prime Rate plus a margin.  Home equity lines of credit generally have up to a ten year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the home equity line of credit matures with all moneys owed being due and payable.  At December 31, 2018, home equity lines of credit totaled $4.3 million, or 3.4% of our total loan portfolio. At December 31, 2018, unfunded commitments on these lines of credit totaled $3.8 million.

Commercial and Multifamily Real Estate Lending.  We offer a variety of commercial and multifamily loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area.  At December 31, 2018, commercial and multifamily loans totaled $34.2 million, or 26.8% of our total loan portfolio.

Our loans secured by commercial and multifamily real estate are generally originated with a variable interest rate, fixed for a five, seven or ten-year term and a 20-year amortization period.  At the end of the initial term, there is a balloon payment or the loan re-prices every one to five years during the remaining term based on an independent index matching the ongoing repricing term plus a margin of 1% to 4%.  Loan-to-value ratios on our commercial and multifamily loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, global cash flow of the borrower, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property.  The net operating income or global cash flow of the borrower must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally impose a minimum debt coverage ratio of approximately 1.2x for the borrower or 1.35x global cash flow.  The global cash flow takes into consideration the living expenses of the persons involved in the request and tax obligations.  For originated loans secured by income producing commercial properties, if the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial and multifamily loans are performed by independent state certified or licensed fee appraisers and approved by the board Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information.  From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area or in the general proximity of our market area.  During 2018 we did not purchase any commercial or multifamily loan participations.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties, including because they cannot be sold as easily on the secondary market.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.  Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family.  In addition, some of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity.  Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  Our largest single commercial and multifamily borrowing relationship at December 31, 2018, totaled $2.4 million and is collateralized by two commercial real estate properties.  At December 31, 2018, these loans were performing in accordance with their repayment terms.

Construction Lending.  We originate construction loans secured by single-family residences and commercial and multifamily real estate.  We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans.  At December 31, 2018, our construction loans totaled $5.1 million, or 4.0% of our total loan portfolio.  At December 31, 2018, unfunded construction loan commitments totaled $2.1 million.

We originate construction loans to individuals and contractors for the construction and acquisition of personal residences whether or not the collateral property underlying the loan is under contract for sale.  At December 31, 2018, construction loans to contractors for homes that were not pre-sold totaled $661,000 and are classified as commercial real estate construction loans.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to twelve months.  We typically convert construction loans to individuals to permanent loans on completion of construction but if Mid-Southern Savings Bank does not intend to provide the permanent financing we require a take-out financing commitment prior to origination. At the end of the construction phase, the construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender.  Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 90% of cost or 80% of appraised value at completion.

At December 31, 2018, we had no outstanding residential construction mortgage loans to individuals.   Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder's risk hazard insurance, title insurance (loans in excess of $500,000), and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property.  We will generally originate these loans in an amount up to 80% of the lower of the purchase price or appraisal.  These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with an initial term of five years of less and a maximum amortization of 20 years. At December 31, 2018, we had no lot and land loans.

We make land acquisition and development loans to experienced home builders or residential lot developers in our market area.  The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from developers prior to making the loan.  Our loan officers are required to personally visit the proposed site of the development.  We require that developers maintain adequate insurance coverage.  Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payments during the term of the loan.  Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.  At December 31, 2018, we had $2.3 million in land acquisition and development loans within our commercial real estate and construction loan portfolios.  At December 31, 2018, our largest land acquisition and development relationship consisted of six loans totaling $866,000, secured by single family residential lots located in our market area.  At December 31, 2018, this loan relationship was performing in accordance with its repayment terms. At December 31, 2018, unfunded loan commitments related to land acquisition and development totaled $993,000.

We also offer commercial and multifamily construction loans.  These loans are underwritten with construction financing for up to 12 months under terms similar to our residential construction loans.  On completion of the construction period the loan by its terms converts to a permanent commercial real estate loans with terms similar to our other permanent commercial and multifamily real estate loans. At December 31, 2018, we had $5.1 million in commercial and multifamily construction loans.

Construction and land financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction costs is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property and may have to hold the property for an indeterminate period of time.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project that, when completed, has a value that is insufficient to generate full payment. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  The value of the lots securing our loans may be affected by the success of the development in which they are located.  As a result, construction loans and land loans often involve the disbursement of funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  The nature of these loans is also such that they are generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences.

Consumer Lending.  We offer a variety of secured consumer loans, including new and used manufactured homes, automobiles, boats and recreational vehicle loans, and loans secured by savings deposits.  We also offer unsecured consumer loans.  We originate our consumer loans primarily in our market area.  All of our consumer loans are originated on a direct basis.

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $902,000 at December 31, 2018, or 41.0% of our consumer loan portfolio and 0.7% of our total loan portfolio.  Automobile loans may be written for a term of up to 72 months and have fixed rates of interest.  Loan-to-value ratios are generally up to 100% of the purchase price for qualified borrowers if the Fair Isaac and Company, Incorporated ("FICO"), credit score is 700 or greater of either the borrower or co-borrower and the debt to income ratio is 35% or less. Borrowers who do not meet these criteria but still qualify in accordance with our underwriting guidelines may borrow up to 80% of the purchase price.   We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used manufactured homes not considered permanent dwellings, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured personal loans, all of which, at December 31, 2018, totaled $1.3 million or 59.0% of our consumer loan portfolio and 1.0% of our total loan portfolio.  These loans typically have terms from five to ten years depending on the collateral and loan-to-value ratios up to 80% and have either fixed or adjustable interest rates.

Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 36 months, or are revolving lines of credit of generally up to $25,000.  At December 31, 2018 there were no outstanding loans or unfunded commitments for unsecured consumer lines of credit.

Consumer loans (other than our manufactured homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending.  At December 31, 2018, commercial business loans totaled $5.9 million, or 4.6% of our total loan portfolio.  Substantially all of our commercial business loans have been to borrowers in our market area.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $1.1 million of our commercial business loans at December 31, 2018 were unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of lending.  Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to five years.  Secured commercial business term loans generally have a fixed rated based on the average yield of the U.S. Treasury with a term similar to that of the length of the fixed rate commitment on the note.  In addition, we typically charge loan fees of 1/2% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Business lines of credit are usually adjustable-rate and are based on the prime rate as reported in the Wall Street Journal plus 0% to 3%, and are generally originated with both a floor and ceiling to the interest rate.  Our business lines of credit have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment used.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

Lending Authority.  Both our President and Chief Executive Officer ("CEO") and Executive Vice President and Senior Loan Officer may individually approve unsecured loans up to $100,000 and all types of secured loans up to $200,000.   The Lending Group (defined as President and CEO, Senior Loan Officer and Chief Credit Officer) may approve unsecured loans up to $150,000 and all types of secured loans up to $1.0 million.  The Chief Credit Officer position was filled in August 2018.  The Director's Loan Committee approves unsecured loans up to $500,000 and secured loans up to $2.0 million.  Any loans over the Director's Loan Committee limit must be approved by the full board of directors.  All loan policy exceptions must be approved by the Director's Loan Committee, the CEO or the Senior Loan Officer up to the committee's, CEO's or Senior Loan Officer's lending authority.  All policy exception loans of $10,000 or more must be reported to the board of directors within 45 days.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  During the years ended December 31, 2018 and 2017, we did not acquire any loans.  We underwrite participations to the same standards as an internally-originated loan.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

Asset Quality

When a borrower fails to make a required payment on a one-to four-family loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by a one-to four-family property, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date.  Generally, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a loan account executive or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to one-to four-family loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Once the loan is 90 days past due, it is classified as nonaccrual.  Generally, credits are charged-off at 120 days past due.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent loans are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  In addition, management meets weekly and reviews past due and classified loans, as well as other loans that management feels may present possible collection problems, which are reported to the board on a monthly basis.  If an acceptable workout of a delinquent loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.
Nonperforming Assets.  The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due.  Foreclosed assets include assets acquired in settlement of loans.  We had no accruing loans 90 days or more delinquent for the periods reported.

	December 31,
	2018	2017
	(Dollars in thousands)
Non-accruing loans:
Real estate loans:
One- to four-family residential	$978	$1,333
Multi-family residential	--	--
Residential construction	--	--
Commercial real estate	313	535
Commercial real estate construction	--	--
Total real estate loans	1,291	1,868
Commercial business loans	4	10

Consumer loans	--	--
Total non-accruing loans	1,295	1,878

Real estate owned
One- to four-family residential	--	138
Commercial real estate	--	38
Total real estate loans	--	176

Repossessed automobiles, recreational vehicles	--	--

Total non-performing assets	$1,295	$2,054

Total nonperforming assets as a percentage of total assets	0.6%	1.2%

Restructured loans
Real estate loans:
One- to four-family residential	$879	$877
Commercial real estate	439	484
Total real estate loans	1,318	1,361

Commercial business loans	467	514

Total restructured loans	$1,785	$1,875

For the year ended December 31, 2018, total interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $31,000, all of which was excluded in interest income for the year ended December 31, 2018.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition at December 31, 2018 Compared to December 31, 2017 – Delinquencies and Nonperforming Assets" for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings, which are accounted for under Accounting Standards Codification ("ASC") 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the troubled debt restructuring from nonperforming status.  At December 31, 2018 and 2017, we had $1.8 million and $1.9 million, respectively, of loans that were classified as troubled debt restructurings and still on accrual. Included in nonperforming loans at December 31, 2018 and 2017 were troubled debt restructured loans of $159,000 and $220,000 respectively.

Foreclosed Assets.   We owned no real estate owned or other repossessed assets at December 31, 2018.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2018, there were 21 loans totaling $2.0 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered individually in management's determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2018, totaled $766,000 and was secured by single family residential and farm ground property located in Washington County, Indiana.  The remaining loans of concern consist of $397,000 in residential first mortgages, $347,000 in commercial real estate loans and $465,000 in commercial business loans. Loans of concern had specific loan loss reserves of $56,000 at December 31, 2018.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose Mid-Southern Savings Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.

When we classify problem assets as either substandard or doubtful, we may establish specific allowance for loan losses in an amount deemed prudent by management.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2018, we had classified $3.3 million of our assets as substandard, which represented a variety of outstanding loans.  Classified assets totaled $3.3 million, or 6.8% of our equity capital and 1.6% of our assets at

December 31, 2018 and $4.9 million, or 20.3% of our equity capital and 2.8% of our assets at December 31, 2017.  We had no assets classified as special mention at December 31, 2018 compared to $50,000 at December 31, 2017.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.

At December 31, 2018 and 2017, our allowance for loan losses was $1.5 million and $1.7 million, or 1.2% and 1.5% of our total loan portfolio, respectively.  Specific valuation reserves totaled $100,000 and $142,000 at December 31, 2018 and 2017, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 3 of the Notes to Consolidated Financial Statements for additional information.

The following table sets forth an analysis of our allowance for loan losses at the dates indicated:
	December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$1,723	$2,503
Charge-offs:
One-to four-family residential	182	64
Multi-family residential	--	--
Construction	--	--
Commercial real estate	--	19
Commercial business	2	--
Consumer	16	18
Total charge-offs	200	101

Recoveries:
One-to four-family residential	162	6
Multi-family residential	--	--
Construction	1	--
Commercial real estate	--	1
Commercial business	2	--
Consumer	16	14
Total recoveries	181	21
Net charge-offs	(19)	(80)
Recapture of provision for loan losses	(200)	(700)
Balance at end of period	$1,504	$1,723

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.0%	0.1%

Net charge-offs during the period as a percentage of average nonperforming assets	1.1%	3.4%

Allowance as a percentage of nonperforming loans	116.1%	91.7%
Allowance as a percentage of total loans (end of period)	1.2%	1.5%

The increase in our allowance for loan losses as a percentage of nonperforming loans between the years was primarily a result of the decreases in nonperforming loans and net charge-offs partially offset by the recapture of the provision for loan losses in 2018.  Nonperforming loans decreased to $1.3 million at December 31, 2018 from $1.9 million at December 31, 2017.  The allowance for loan losses as a percentage of total loans was 1.2% and 1.5% as of December 31, 2018 and 2017, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:
	At December 31,
	2018	% of Allowance To Total Allowance	% of Loans In Category To Total Loans	2017	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	Amount	Percent	Percent	Amount	Percent	Percent

Allocated at end of period to:
One- to four- family residential	$1,012	0.8%	62.9%	$1,070	0.9%	68.6%
Multi-family residential	59	0.0	5.5	220	0.2	5.4
Construction	48	0.0	4.0	20	--	1.9
Commercial real estate	259	0.2	21.3	269	0.2	19.1
Consumer business	98	0.1	4.6	111	0.1	3.3
Consumer	28	0.0	1.7	33	--	1.7
Total	$1,504	1.1%	100.0%	$1,723	1.4%	100.0%

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.

Specific investment strategies are formulated by the ALCO committee.  The ALCO committee is composed of Mid-Southern Savings Bank's executive management team. The board of directors will review and approve these investment strategies and then can delegate the authority to execute to ALCO.  In addition to authorizing and approving the investment policy, the board of directors has the responsibility for the approval of strategies and for monitoring the investment portfolio of Mid-Southern Savings Bank. Investment activities will be conducted in accordance with Mid-Southern Savings Bank's policy and consistent with Mid-Southern Savings Bank's asset/liability management policy. The board of directors has the ultimate responsibility for establishing policy and monitoring management's compliance with the policy.  The President is responsible for all investment executions in the portfolio. Mid-Southern Savings Bank retains the services of an investment advisor to provide advice to and consult with the board and ALCO on various investment strategies.

The ALCO committee considers various factors when making strategic recommendations to the board of directors including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management."

As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  At December 31, 2018, we owned $778,000 in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  Our FHLB stock has a par value of $100, and is carried at cost.

The composition of our investment securities portfolio at December 31, 2018, excluding FHLB stock, is as follows:  Federal agency mortgage-backed securities with an amortized cost of $24.7 million and a fair value of $24.4 million and municipal bonds with an amortized cost of $28.7 million and a fair value of $28.7 million.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment  ("OTTI") taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.

    Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income.  Impairment losses related to all other factors are presented as separate categories within other comprehensive income.
At December 31, 2018, we held no investment securities for which declines in value are considered other-than-temporary.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk. If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders' equity, regulatory capital and continuing operations could be materially adversely affected.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2018, our securities portfolio did not contain securities of any issuer with an aggregate carrying value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Federal agency securities	$--	$--	$1,000	$999
Municipal obligations	28,653	28,710	21,474	21,742
Mortgage-backed	24,709	24,430	23,304	22,975
Total available-for-sale	53,362	53,140	45,778	45,716

Securities held to maturity:
Municipal obligations	45	45	85	87
Mortgage-backed	55	56	78	80
Total held to maturity	100	101	163	167

Restricted equity securities:
Federal Home Loan Bank stock	778	778	778	778

Total securities	$54,240	$54,019	$46,719	$46,661

Maturity of Securities

The composition and contractual maturities of our investment portfolio at December 31, 2018, excluding Federal Home Loan Bank stock, are indicated in the following table. Weighted average yields on tax exempt securities are presented on a tax-equivalent basis using a federal marginal tax rate of 21%. Certain mortgage-backed securities, including collateralized mortgage obligations, have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years To Ten Years		More Than 10 Years		Total
Securities available-for-sale:	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
					(Dollars in thousands)
Federal agency securities
Municipal obligations	$385	3.56%	$887	3.98%	$6,070	3.17%	$21,368	3.39%	$28,710	3.36%
Mortgage-backed securities	3,303	1.61%	4,947	1.86%	2,171	1.96%	14,009	3.14%	24,430	2.57%
Total available-for-sale	$3,688	1.81%	$5,834	2.18%	$8,241	2.85%	$35,377	3.29%	$53,140	3.00%
Securities held to maturity:
Municipal obligations	$45	6.22%	$--	--% %	$--	--%	$--	--%	$45	6.22%
Mortgage-backed securities	1	3.33%	15	4.53%	--	--%	39	3.54%	55	3.81%
Total held to maturity	$46	6.16%	$15	4.53%	$--	--%	$39	3.54%	$100	4.89%

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2018, approximately 2.7% of our deposits were from persons outside the state of Indiana.  As of December 31, 2018, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 65.2% of total deposits, compared to 66.1% as of December 31, 2017, respectively.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious.  We manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Money market account increases were primarily a result of an increased emphasis on new business relationships, customers placing maturing certificate funds into money market accounts in light of the low interest rate environment and a preference in the marketplace for insured deposits over other investments.  As our commercial lending business increases, we anticipate increases in transaction and savings deposits from our commercial customers.  We are a public funds depository and as of December 31, 2018, we had $11.3 million in public funds.  These funds consisted of $8.9 million in certificates of deposit and savings accounts and $2.4 million in checking accounts at December 31, 2018.

	At December 31,
	2018			2017
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing checking	$18,334	12.2%	$326	$18,008	11.8%
Interest bearing checking	41,069	27.2%	4,272	36,797	24.2
Savings and money market	38,990	25.8%	(6,524)	45,514	30.0
Time deposits:
Maturing:
Within one year	17,410	11.5%	995	16,415	10.8
After one year, but within two years	18,310	12.1%	9,068	9,242	6.1
After two years, but within five years	16,995	11.2%	(8,922)	25,917	17.1
Maturing thereafter	--	-	--	--	--
Total	$151,108	100.0%	$(785)	$151,893	100.0%

Jumbo Certificates

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2018. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Total
(In thousands)
Three months or less	$300
Over three through six months	2,750
Over six through twelve months	2,428
Over twelve months	16,794
Total	$22,272

Deposit Maturities

The following table sets forth the amount and maturities of time deposits categorized by rates at December 31, 2018.
	Amount due
	Less Than One Year	1-3 Years	3-5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00 – 0.99%	$12,817	$3,896	$18	$--	$16,731	31.7%
1.00 – 1.99%	2,278	17,151	7,393	--	26,822	50.9%
2.00 – 2.99%	2,315	6,335	512	--	9,162	17.4%
Total certificates of deposit	$17,410	$27,382	$7,923	$--	$52,715	100.0%

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings as a cost-effective source of funds when they can be invested at a positive interest rate spread, for additional capacity to fund loan demand, or to meet our asset/liability management goals.  Our borrowings currently consist of advances from the FHLB.  See Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

We are a member of the Federal Home Loan Bank of Indianapolis, which is part of the Federal Home Loan Bank System.  The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions.  We may use advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2018, we had $25.0 million of available borrowing capacity with the FHLB and had no advances outstanding. Average short-term borrowings have not exceeded 30% of stockholders' equity in the past two years.

The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017
Maximum amounts of FHLB advances outstanding at any month end	$3,000	$-
Average FHLB advances outstanding	912
Weighted average rate on FHLB advances	1.64%	%
Maximum amounts of FRB borrowings outstanding at any month end	$-	$-
Balance outstanding at end of period:
FHLB Advances	-	-

Taxation

For details regarding the Company's taxes, see Note 9 of the Notes the Consolidated Financial Statements contained in Item 8 of this report.

Personnel

As of December 31, 2018, the Company had 43 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Corporate Information

The Company's principal executive offices are located at 300 N. Water Street, Salem, Indiana 47167. Its telephone number is (812) 883-2639. The Company maintains a website with the address www.mid-southern.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission ("SEC").

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations classified as service corporations, with amounts in excess of 2% only if primarily for community purposes, and unlimited amounts in operating subsidiaries.

Mid-Southern Investments, Inc. was formed in 2017 to invest in general market municipal bonds, rather than bank qualified municipal bonds which, although tax advantaged, may not have the yield we seek. Our capital investment in the Mid-Southern Investments as of December 31, 2018 was $17.2 million which was within the OCC limitations.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Alexander G. Babey	50	President and Chief Executive Officer
Frank (Buzz) M. Benson, III.	57	Executive Vice President and Senior Loan Officer
Erica B. Schmidt	40	Executive Vice President and Chief Financial Officer
_____________
(1) At December 31, 2018

Alexander G. Babey has been President and Chief Executive Officer of Mid-Southern Bancorp since its formation in January 2018 and the President of Chief Executive Officer of Mid-Southern Savings Bank and Mid-Southern, M.H.C. since October 2016.  Prior to that, he was Executive Vice President and Chief Credit Officer from

December 2013 until October 2016.  He was a credit administration consultant from June 2013 until December 2013, having served as Executive Vice President and Senior Loan Officer of The BANK-Oldham County from May 2005 until its acquisition in May 2013.  Mr. Babey brings a wealth of banking knowledge to our Board, with particular expertise in lending and experience at both large regional and community banks.

Frank (Buzz) M. Benson III, has served as the Executive Vice President and Senior Loan Officer of Mid-Southern Savings Bank since June 2014.  Prior to that, he was the Senior Vice President of Lending at Main Source Bank from 1998 until June 2014.
Erica B. Schmidt, has been the Executive Vice President and Chief Financial Officer of Mid-Southern Bancorp since its formation in January 2018 and of Mid-Southern Savings Bank and Mid-Southern, M.H.C. since January 2014.  Prior to that, she served as Controller of Mid-Southern Savings Bank from September 2005 through December 2013.  Ms. Schmidt has also been our Corporate Secretary since 2013 and Treasurer since 2008.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress ("Congress") that may affect the Company's and Bank's operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FDIC, the Federal Reserve Board or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

General

As a federally chartered savings bank, the Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the insurer of its deposits. Additionally, the Company is subject to extensive regulation, examination and supervision by the Federal Reserve as its primary federal regulator. The Bank is a member of the FHLB System and its deposits are insured up to applicable limits by the DIF, which is administered by the FDIC. The Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations of the Bank by the OCC and of the Company by the Federal Reserve to evaluate safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which the Bank may engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OCC, the Federal Reserve, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.

In connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the laws and regulations affecting depository institutions and their holding companies have changed the bank regulatory structure and are affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with consumer financial protection laws and CFPB regulations.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the "Act"). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Some of these provisions may benefit the Company and the Bank, such as (1) a simplified capital ratio, called the Community Bank Capital Ratio, computed as the ratio of tangible equity capital to average consolidated total assets to be set by the federal banking regulators at not less than 8% and not more than 10%, which for most institutions with less than $10 billion in consolidated assets will replace the leverage and risk-based capital ratios under current regulations; (2) an option for federal savings institutions to operate as national banks with respect to limits on lending, investments, and subsidiaries, without changing their charters to national bank charters; and (3) a lower risk weight on certain loans currently classified as high volatility commercial real estate exposures. A number of the provisions in the Act require rulemaking or other action by the federal banking regulators and so may not have an immediate impact on the Company and the Bank.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over all savings institutions, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

All savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended December 31, 2018 was $76,000.

The Bank's general permissible lending limit for loans to one borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2018, the Bank's lending limit under this restriction was $5.9 million.  We have no loans in excess of our lending limit.

The OCC's oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 ("GLBA") and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the U.S. to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement requirements under the Bank Secrecy Act and the regulations of the Office of Foreign Assets Control.

The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital, including a common equity Tier 1 ("CET1") capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i)

a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

Certain changes in what constitutes regulatory capital are subject to transition periods, including the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and certain deferred tax assets over designated percentages of CET1 are deducted from capital subject to a transition period which ended December 31, 2018. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period which ended December 31, 2018. Because of the Bank's asset size, the Bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The Bank also must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The capital conservation buffer requirement is subject to a phase in period beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

As of December 31, 2018, the most recent notification from the OCC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action.  An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. Significantly undercapitalized and critically undercapitalized institutions are subject to more extensive mandatory regulatory actions. The OCC also can take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. An institution that is not well-capitalized is subject to certain restrictions on deposit rates and brokered deposits. At December 31, 2018, the Bank has met the regulatory requirements described above under "Capital Requirements" to be considered well-capitalized.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Indianapolis, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See "Business – Deposit Activities and Other Sources of Funds – Borrowings." As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2018, the Bank held $778,000 in FHLB stock, which was in compliance with this requirement. During the year ended December 31, 2018, the Bank did not purchase any FHLB stock.

The FHLB continues to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the fiscal year ended December 31, 2018 were $54,000.

Under its regulations, the FDIC sets assessment rates for established small institutions (generally, those with total assets of less than $10 billion) based on an institution's weighted average CAMELS component ratings and certain financial ratios. Total base assessment rates range from 1.5 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 3 to 30 basis points for those with a CAMELS composite score of 3, and 11 to 30 basis points for those with CAMELS composite scores of 4 or 5, all subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments to the 1.35% ratio required by the Dodd-Frank Act. An institution that has reported on its Call Reports total assets of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors.

An institution that has reported on its Call Reports total assets of $10 billion or more for at least four consecutive quarters is considered a large institution and is assessed under a complex scorecard method employing many factors, including weighted average CAMELS ratings; a performance score; leverage ratio; ability to withstand asset-related stress; certain measures of concentration, core earnings, core deposits, credit quality, and liquidity; and a loss severity score and loss severity measure. Total base assessment rates for these institutions currently range from 1.5 to 40 basis points, subject to certain adjustments, and are expected to decrease in the future as the reserve ratio increases in specified increments.

The Dodd-Frank Act directs the FDIC to offset the effects of higher assessments due to the increase in the reserve ratio on established small institutions by charging higher assessments to large institutions. To implement this mandate, large and highly complex institutions must pay an annual surcharge of 4.5 basis points on their assessment base beginning July 1, 2016. If the DIF reserve ratio has not reached 1.35% by December 31, 2018, the FDIC plans to impose a shortfall assessment on large institutions on March 31, 2019. The FDIC may increase or decrease its rates by 2 basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

Since established small institutions contribute to the DIF while the reserve ratio remains below 1.35% and large institutions are paying a surcharge, the FDIC will provide assessment credits to established small institutions for the portion of their assessments that contribute to the increase. When the reserve ratio reaches 1.35%, the FDIC will automatically apply an established small institution's assessment credits to reduce its regular deposit insurance assessments.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are maturing in 2017 through 2019.

The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments.

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of December 31, 2018, the Bank met the QTL test.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC's approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve. The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the QTL test. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited, which may limit the ability of the Company to pay dividends to its stockholders.

Activities of Associations and their Subsidiaries.  When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the savings institution controls, the savings institution must file a notice or application with the OCC and, in certain circumstances with the FDIC, and receive regulatory approval or non-objection. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

With respect to subsidiaries generally, the OCC may determine that investment by a savings institution in, or the activities of, a subsidiary must be restricted or eliminated based on safety and soundness or legal reasons.

Transactions with Affiliates. The Bank's authority to engage in transactions with affiliates is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve's Regulation W. The term affiliates for these purposes generally mean any company that controls or is under common control with an institution except subsidiaries of the institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. FDIC-insured institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") generally prohibits a company that makes filings with the SEC from making loans to its executive officers and directors. That act, however, contains a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act and Consumer Protection Laws. Under the Community Reinvestment Act of 1977 ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The OCC may use an unsatisfactory rating as the basis for the denial of an application. Similarly, the Federal Reserve is required to take into account the performance of an insured institution under the CRA when considering whether to approve an acquisition by the institution's holding company. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives are final regulations setting "ability to repay" and "qualified mortgage" standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Enforcement.  The OCC has primary enforcement responsibility over federally-chartered savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can range up to $2.0 million per day. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted interagency guidelines prescribing standards for safety and soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At December 31,

2018, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank's capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the OCC with respect to compliance with consumer financial protection laws and CFPB regulations.

The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the following list is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfers Act, the Expedited

Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve policies, as well as the capital conservatism buffer requirement, may restrict the Company's ability to pay dividends.

Capital Requirements. For a savings and loan holding company, such as the Company, the capital regulations apply on a consolidated basis. The Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3 billion under the Federal Reserve's "Small Bank Holding Company and Savings and Loan Holding Company Policy Statement" pursuant to which the Company is generally not subject to the Federal Reserve's capital regulations, which are generally the same as the capital regulations applicable to the Bank. A major result of this change is to exclude most such holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve made this change effective August 30, 2019. The Federal Reserve expects the holding company's subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, the Company would have exceeded all regulatory requirements. See "Federal Regulation of Savings Institutions-- Capital Requirements" above.

Activities Restrictions. The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies. Further, the GLBA specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted by Federal Reserve regulation.

Mergers and Acquisitions. The Company must obtain approval from the Federal Reserve before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

The Federal Reserve may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a "savings and loan holding company" subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term "company" includes corporations, partnerships, associations, and certain trusts and other entities. "Control" of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly, of more than 25% of any class of the savings association's voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding in certain cases 10% or more of a class of voting securities. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve would be required:

•	before any savings and loan holding company or bank holding company could acquire 5% or more of the common stock of the Company; and

•	before any other company could acquire 25% or more of the common stock of the Company and may be required for an acquisition of as little as 10% of such stock.

In addition, persons that are not companies are subject to the same or similar definitions of control with respect to savings and loan holding companies and savings associations and requirements for prior regulatory approval by the Federal Reserve in the case of control of a savings and loan holding company or by the OCC in the case of control of a savings association not obtained through control of a holding company of such savings association.

Dividends and Stock Repurchases.  The Federal Reserve's policy statement on the payment of cash dividends applicable to savings and loan holding companies expresses its view that a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act was enacted in 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, including the Company.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations discussed above under "- Regulation and Supervision of the Bank - Capital Requirements." In addition, among other changes, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain provisions of the Dodd-Frank Act, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment. The risks below also include forward-looking statements. This report is qualified in its entirety by these risk factors.

A significant portion of our loans are commercial real estate, multi-family, construction and commercial and business loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

At December 31, 2018, commercial real estate and multi-family loans totaled $34.2 million, or 26.8%, commercial real estate construction loans totaled $5.1 million, or 4.0% (excluding unfunded loan commitments of $2.8 million) of our loan portfolio, commercial business loans totaled $5.9 million, or 4.6%, and consumer loans totaled $2.2 million, or 1.7%, of our total loan portfolio.  We intend to increase our focus on commercial and business loans as well as consumer loans, and we intend to continue to originate commercial real estate and multi-family loans.  Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate.  These loans, as well as consumer loans, also have greater credit risk than residential real estate for the following reasons:

•	Commercial real estate and multi-family loans – repayment is dependent on income being generated in amounts sufficient to cover operating expenses, property maintenance and debt service;

•
 Construction loans – repayment is generally dependent on the borrower's ability to sell the completed project, the value of the completed project, or the successful operation of the borrower's business after completion;

•	Commercial business loans – repayment is generally dependent upon the successful operation of the borrower's business; and

•	Consumer loans – repayment is dependent on the borrower's continuing stability and the collateral may not provide an adequate source of repayment.

If loans that are collateralized by real estate or other business assets or consumer assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to owner-occupied one-to-four family residential mortgage loans. Also, many of these types of borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

Further, a significant portion of our commercial real estate loans are secured by non-owner-occupied properties.  These loans expose us to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant's continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner's ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Furthermore, a key component of our strategy is to continue to increase our origination of commercial business and consumer loans, and to continue to originate commercial and multifamily real estate loans in our market area to diversify our loan portfolio and increase our yields.  The proposed increase in these types of loans significantly increases our exposure to the risks inherent in these types of loans and our potential for losses.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2018, $80.3 million, or 62.9% of our total loan portfolio, was secured by one-to-four family real estate, including home equity lines of credit of $4.3 million. One- to four-family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.  A deterioration in economic conditions, declines in the volume of real estate sales and/or the sales prices or elevated unemployment rates in our market areas may result in higher rates of delinquencies, default and losses on our residential loans.

Greater seasoning of our loan portfolio could result in credit defaults in the future.

As a result of our planned growth, a significant portion of our loan portfolio at any given time may be of relatively recent origin.  Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as "seasoning."  As a result, a portfolio of more seasoned loans may more predictably follow a bank's historical default or credit deterioration patterns than a newer portfolio.  The current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business may be adversely affected by downturns in the national economy and economic conditions in our market area which could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

As of December 31, 2018, approximately $85.8 million, or  67.1%, of our total loans were to individuals and/or secured by properties located in our primary market area of Washington, Lawrence, Orange and Floyd counties in Indiana. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in Washington, Lawrence, Orange and Floyd Counties. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.  Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions in our market areas could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline in value, thereby reducing customers' future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the balance of our low-cost or non-interest-bearing deposits may decrease.

Many of the loans in our portfolio are secured by real estate. Deterioration in the markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Decreases in asset quality have required and may require further additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Adverse changes in the regional and general economy could reduce our planned growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our ability to originate larger loans is limited by our lower loans to one borrower limit, which reduces our ability to compete for certain types of loans and can reduce our interest income. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful non-interest income. Finally, as a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations.

Future expansion may negatively impact our earnings.

We consider our primary market area to consist of Washington, Lawrence, Orange and Floyd counties, Indiana. We currently operate three branches with our headquarters located in Salem, Indiana and two additional branch locations in Orleans and Mitchell, Indiana and a loan production office in New Albany, Indiana. Although we do not currently have any specific plans for expansion, in the future we may consider expanding our presence throughout our market area and may also decide to pursue further expansion through the establishment of one or more branches or additional loan production offices, including within Louisville, Kentucky. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches or loan production offices we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches or loan production offices would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches or loan production offices would likely have a negative impact on our net income.

The loss of any one of our senior executive officers could hurt our operations.

We rely heavily on our senior executive officers. The loss of any one of these officers could have an adverse effect on us because, as a small community bank, each of these officers has more responsibilities than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management level personnel who are in a position to assume the responsibilities of such officers' positions with us should we need to find replacements for any of these senior members of management.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth.  Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in opening branches or loan production offices and expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of new branches or loan production offices.

We are subject to interest rate risk which could reduce our profitability and affect the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2018, we had $17.4 million in certificates of deposit that mature within one year and $18.3 million in non-interest bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.  For additional information see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management."

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Indiana markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.  Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the underwriting guidelines of the FHLB, for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Strong competition within our market area may limit our growth and profitability.

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have been competitive by focusing on our business lines in our market area and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies, including "FinTech" companies.  Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks.  As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. Our profitability depends upon our continued ability to successfully compete in our market area.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment.  This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the character and creditworthiness of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio.  The allowance is funded by provisions for loan losses charged to expense.  The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management's expectations of future events;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.  This accounting pronouncement is expected to be applicable to us as an emerging growth company, for fiscal years beginning after December 15, 2021 and for interim reporting periods beginning after December 15, 2021.  We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve, OCC and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery.  During years ended December 31, 2018 and 2017, we did not recognize any non-cash OTTI charges. There can, however, be no assurance that future declines in market value of our investment securities will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success may depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We evaluated new core processing system alternatives in 2018, with an objective of converting to a new system by year-end 2019. Our analysis suggests that a new core processing system will improve internal reporting capabilities for both management and the board of directors and create a scalable corporate infrastructure that will significantly expand our ability to handle continued growth and improve our levels of operational efficiency. Further, a new and more cost effective system will enhance our capabilities and capacity to offer new products and services for loan and deposit customers and to monitor ongoing core processing system performance. Moreover, a new core processing system will enable us to offer more state-of the-art technology-based services and delivery channels such as remote deposit capture and other business banking services.  We anticipate incurring upfront, one-time charges of approximately $800,000 related to the conversion process, however, detailed estimates of ongoing annual data processing costs and conversion charges have not yet been determined.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of being a public reporting company, we have substantial public reporting obligations, which require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC.  Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.  In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management's attention from our operations.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, financial results or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2018, we had our main office that includes a full-service branch and two full-service branches and a loan production office with an aggregate net book value of $1.9 million.  All of our offices are owned except for the loan production office which we lease.  The operating leases require us to pay property taxes and operating expenses on the properties.  See also Note 6 of the Notes to Consolidated Financial Statements for additional information.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

The following table sets forth certain information concerning our offices at December 31, 2018.

Location	Square Footage	Owned or Leased	Lease Expiration Date

Main office: Salem Main Office 300 N. Water Street Salem, Indiana 47167	9,318	Owned	N/A

Branch offices: Orleans Branch 870 S. Maple Street Orleans, Indiana 47452	2,489	Owned	N/A

Mitchell Office 1505 West Main Street Mitchell, Indiana 47446	3,098	Owned	N/A

New Albany Loan Production Office 3626 Grant Line Road, Suite 103 New Albany, Indiana 47150	1,403	Leased	2019
______________
(1) Net depreciable value of assets.

Management has a disaster recovery plan in place with respect to the data processing system, as well as our operations as a whole.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2018, there were 3,565,430 shares of Company common stock issued and 3,565,196 shares of the Company common stock outstanding, 283 stockholders of record and an estimated 657 holders in nominee or "street name." Under Indiana law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets.  The principal source of funds for the Company is dividend payments from the Bank. OCC regulations require the Bank to give the OCC 30 days advance notice of any proposed declaration of dividends to the Company, and the OCC has the authority under its supervisory powers to prohibit the payment of dividends to the Company. The OCC imposes certain limitations on the payment of dividends from the Bank to the Company, which utilize a three-tiered approach that permits various levels of distributions based primarily upon a savings association's capital level. In addition, the Company may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Conversion. See Item 1. "Business-Regulation-Federal Regulation of Savings Institutions-Limitations on Capital Distributions." and Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information.

The common stock of the Company is traded on the Nasdaq Capital Market under the symbol "MSVB". In the mutual-to-stock conversion, 5,319 shares of the Mid-Southern Bancorp's common stock was issued in exchange for shares of Bank common stock that were previously held by Mid-Southern Bank, FSB as Treasury shares. Those shares have been cancelled which reduced the shares outstanding from 3,570,515 shares to 3,565,196 shares at December 31, 2018

Stock Repurchase

The Company may repurchase shares of its common stock from time-to-time in open market transactions. The timing, volume and price of purchases are made at our discretion and are also contingent upon our overall financial condition, as well as general market conditions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2018.

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data

The summary financial information presented below is derived in part from the consolidated financial statements of the Company.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1.  The information at December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is derived in part from the audited consolidated financial statements of the Company that appear in this Form 10-K.  The following information is only a summary and you should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto contained elsewhere in this Form 10-K.

	December 31,
	2018	2017
	(In thousands)
Selected Financial Condition Data:
Total assets	$200,662	$176,677
Cash and cash equivalents	12,700	7,464
Loans receivable, net(1)	126,293	114,896
Investment securities available-for-sale, at fair value	53,140	45,716
Investment securities, held to maturity	100	163
Deposits	151,108	151,893
Total stockholders' equity	48,843	24,154

	Years Ended December 31,
	2018	2017
	(In thousands)
Selected Operations Data:
Interest income	$7,276	$6,478
Interest expense	729	655
Net interest income	6,547	5,823
Provision for loan losses	(200)	(700)
Net interest income after provision
for loan losses	6,747	6,523
Noninterest income	840	884
Noninterest expenses	5,879	5,252
Income before income taxes	1,708	2,155
Income tax expense	295	982
Net income	$1,413	$1,173

 (1)             Net of allowances for loan losses, loans in process and deferred loan fees.

	At or For the
	Years Ended December 31,
	2018	2017

Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets	0.74%	0.67%
Return on average stockholders' equity	4.51	5.10
Interest rate spread(1)	3.48	3.40
Net interest margin(2)	3.60	3.50
Efficiency ratio(3)	79.6	78.3
Average interest-earning assets to average
interest-bearing liabilities	130.0	125.1
Total loans to deposits ratio	84.6	76.8
Average stockholders' equity to average assets	16.3	13.1
Stockholders' equity to total assets at end of period	24.3	13.7

Capital ratios:
Total risk-based capital (to risk-weighted assets)	31.9	23.4
Tier 1 core capital (to risk-weighted assets)	30.7	22.1
Common equity Tier 1 (to risk-weighted assets)	30.7	22.1
Tier 1 leverage (to average adjusted total assets)	18.0	13.5

Asset quality ratios:
Allowance for loan losses as a percent of total loans	1.2	1.5
Allowance for loan losses as percent of non- performing loans	116.0	91.7
Net charge-offs to average outstanding loans during the period	--	0.1
Non-performing loans as a percent of total loans	1.0	1.6
Non-performing assets as a percent of total assets(4)	0.6	1.2

Other data:
Number of full service offices	3	3
Full-time equivalent employees	43	38
_________________________________
(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of funds on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.

(2)
Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.

(3)	Represents non-interest expense divided by the sum of net interest income and total non-interest income.
(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), and OREO.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategic plan targets individuals, small and medium size businesses in our market area for loan and deposit growth.  In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily real estate, commercial construction and commercial business loans) increased to $45.2 million, or 35.4% of our total loan portfolio at December 31, 2018, from $34.6 million or 29.6% of our total loan portfolio, at December 31, 2017.  The impact of additional commercial and multifamily, commercial construction and commercial business loans has had a positive impact on our interest income and has helped to further diversify our loan portfolio mix.  In particular, our emphasis on commercial real estate, commercial real estate construction and commercial business loans has increased our commercial loan portfolio.  At December 31, 2018, our commercial real estate and commercial real estate construction portfolios totaled $32.3 million, which represents a 24.4% increase since December 31, 2017.  At December 31, 2018, our commercial business loans were $5.9 million, which represents a 34.8% increase since December 31, 2017.

Our primary market area is in Washington, Lawrence, Orange and Floyd counties, Indiana.  Adverse economic conditions in our market area can reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our financial condition and earnings.  Weak economic conditions and ongoing strains in the financial and housing markets in portions of the United States, including our market area, have presented an unusually challenging environment for banks and their holding companies, including us.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our current executive management team is comprised of individuals with strong banking backgrounds.  Erica B. Schmidt, our Executive Vice President and Chief Financial Officer, joined Mid-Southern Savings Bank in 2005. In December 2013, Alexander Babey joined Mid-Southern Savings Bank as Executive Vice President and Chief Credit Officer, and we appointed him as our President and Chief Executive Officer in October 2016. In June 2014, we hired Frank (Buzz) Benson, III as Executive Vice

President and Senior Loan Officer.  The management team has worked to revise our business strategy and position Mid-Southern Savings Bank for future growth and profitability.

Our current business strategy consists of the following:

•
Continuing to emphasize the origination of one- to four-family residential mortgage loans. We have been and will continue to be a significant one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2018, $80.3 million, or 40.0%, of our total assets consisted of one- to four-family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one-to four-family residential mortgage loans, in our loan portfolio.

•
Increasing commercial and multi-family real estate and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial and multi-family real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as manufacturers and professional service providers. Our commercial and multifamily real estate and commercial business loan portfolios have grown to $34.2 million and $5.9 million, respectively, at December 31, 2018. Commercial real estate construction loans increased to $5.1 million at December 31, 2018 as compared to $2.1 million a year earlier.

•
Increasing our lower-cost core deposits. NOW, Demand, savings and money market accounts are a lower cost source of funds than certificates of deposit, and we have made a concerted effort to increase these lower-cost transaction deposit accounts. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as bill pay, internet and mobile banking.

•
Managing credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long- term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.6% at December 31, 2018, compared to 1.2% at December 31, 2017. The majority of our non-performing assets have historically related to one- to four-family residential real estate loans. At December 31, 2018, we had $978,000 of non-performing one-to four-family residential loans and $313,000 in non-performing commercial real estate loans.

•
Growing organically and through opportunistic branch acquisitions. We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in our primary market areas and Louisville, Kentucky. We will consider expanding our branch network through the acquisition of other financial institutions, opening of additional branches or loan production offices or the acquisition of branches if the right opportunity occurs.

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

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of our deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. In December 2017, we recognized a $295,000 charge through the federal income tax provision relating to changes to our net deferred tax asset valuation as a result of the new lower enacted corporate income tax rates.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Cash and Cash Equivalents.  At December 31, 2018 and 2017, cash and cash equivalents totaled $12.7 million and $7.5 million, respectively.  Cash and cash equivalents increased primarily from excess funds provided by maturities of available for sale securities and the proceeds from the issuance of common stock.  We have focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  In August 2016, we opened a loan production office in New Albany, Indiana as part of our effort to increase our business lending and diversify the loan portfolio.

One-to-four family residential loans comprise the largest segment of our loan portfolio.  At December 31, 2018, these loans totaled $80.3 million, or 62.9% of total loans, compared to $79.9 million, or 68.6% of total loans, at December 31, 2017.   Mid-Southern Saving Bank originates both fixed and adjustable rate one-to-four family residential loans.  We have recently increased our efforts to originate adjustable rate one-to-four family residential loans and originated $14.7 million and $14.1 million of adjustable rate loans in 2018 and 2017, respectively.  Management intends to continue its focus on offering adjustable rate mortgage loans at attractive rates.

Multifamily residential mortgage loans totaled $7.1 million, or 5.5% of total loans, at December 31, 2018 compared to $6.4 million, or 5.4% of total loans at December 31, 2017.  The total balance of multifamily real estate loans has increased slightly over the past year due to limited opportunities to originate this type of loan and our emphasis on originating one-to-four family residential loans.

Commercial real estate loans totaled $27.2 million, or 21.3% of total loans, at December 31, 2018 compared to $22.3 million, or 19.1% of total loans, at December 31, 2017.  During 2018 and 2017, we originated $7.6 million and $7.2 million, respectively, of commercial real estate loans with an emphasis on adjustable rate loans.

Our construction loan portfolio consists of residential and commercial construction loans.  Construction loans totaled $5.1 million, or 4.0% of total loans (excluding unfunded construction loan commitments of $2.1 million), at December 31, 2018, compared to $2.2 million, or 1.9% of total loans (excluding $1.9 million of construction loans in process), at December 31, 2017.  Commercial construction loan originations increased to $10.9 million during 2018 from $3.8 million in 2017 as a result of our efforts to grow the commercial loan segment of our loan portfolio.

Commercial business loans totaled $5.9 million, or 4.6% of total loans at December 31, 2018, compared to $3.9 million, or 3.3% of total loans, at December 31, 2017.   During 2018 and 2017, we originated commercial business loans of $5.7 million and $3.3 million, respectively.

Consumer loans totaled $2.2 million, or 1.7% of total loans at December 31, 2018, compared to $2.0 million, or 1.7% of total loans, at December 31, 2017. Originations of consumer loans increased to $1.6 million in 2018 from $965,000 in 2017.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations.  Available for sale securities increased by $7.4 million, or 16.2%, to $53.1 million at December 31, 2018 from $45.7 million at December 31, 2017. The increase in available for sale securities during 2018 was primarily funded by the net proceeds from the issuance of common stock in the Conversion and principal collected on available for sale mortgage-backed securities. During 2018, we continued our strategy to increase our investment in municipal obligations as a component of our available for sale securities portfolio due to their higher tax-equivalent yield.  At December 31, 2018, our investment in municipal obligations was $28.7 million compared to $21.7 million at December 31, 2017.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Held to maturity securities decreased $63,000 for the year ended December 31, 2018.  The decrease during 2018 was due to principal repayments on mortgage-backed securities and maturities of municipal obligations.  We have not purchased investment securities as held to maturity during the past two years.

Premises and Equipment.  Premises and equipment decreased $104,000 to $1.9 million at December 31, 2018 from $2.0 million at December 31, 2017 primarily due to depreciation of existing premises and equipment for the year ended December 31, 2018. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further information.

Other Assets.  Other assets increased $57,000 to $935,000 at December 31, 2018 from $878,000 at December 31, 2017 primarily due to an increase in the net deferred tax asset during 2018.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit.  Deposits decreased $785,000, or 0.5%, during the year ended December 31, 2018, primarily as a result of a decrease savings and money market accounts partially offset by an increase in certificates of deposit.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are calculated using daily balances. Nonaccrual loans are included in average daily balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.    Weighted average yields for loans and investment securities at December 31, 2018 have been calculated on a tax equivalent basis using a federal marginal tax rate of 21%.

	At	Years Ended December 31,
	December 31, 2018	2018			2017
	Weighted Average Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

		(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits with banks	2.13%	$14,552	$236	1.62%	$8,930	$71	0.80%
Loans receivable, net (1)	4.77%	123,361	5,809	4.71%	117,220	5,381	4.59
Mortgage-backed securities	2.55%	23,493	448	1.91%	24,740	486	1.96
Other investment securities	3.37%	23,510	877	3.73%	18,353	631	3.44
Federal Home Loan Bank stock	5.50%	778	40	5.14%	778	33	4.24
Total interest-earning assets	4.13%	185,694	7,410	3.99%	170,021	6,602	3.88

Non-interest earning assets		6,222			5,871
Total assets		$191,916			$175,892

Interest-bearing liabilities:
Interest-bearing checking	0.11%	45,722	44	0.10%	$35,616	41	0.12%
Savings and money market	0.16%	42,736	87	0.20%	44,971	96	0.21
Certificates of deposit	1.23%	53,497	583	1.09%	55,372	518	0.94
Total deposits	0.57%	141,955	714	0.50%	135,959	655	0.48
FHLB borrowings	--	912	15	1.64%	--	--	--
Total interest bearing liabilities		142,867	729	0.51%	135,959	655	0.48%

Non-interest bearing liabilities		17,687			16,915
Total liabilities		160,554			152,874

Total equity		31,362			23,018
Total liabilities and equity		$191,916			$175,892
Net interest income(taxable equivalent basis)			6,681			5,947
Less: taxable equivalent adjustment			(134)			(124)
Net interest income			$6,547			$5,823
Net interest rate spread				3.48%			3.40%
Net interest margin				3.60%			3.50%
Average interest-earnings assets to average interest-bearing liabilities				130.0%			125.1%

(1)Loan amount is net of deferred loan origination fees and costs, undisbursed loan funds and includes nonperforming loans.

Yields Earned and Rates Paid

The following table sets forth (on a consolidated basis) for the periods and at the dates indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, together with the net yield on interest-earning assets. Weighted average yields on loans and investment securities for the years ended December 31, 2018 and 2017 have been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.   Weighted average yields for loans and investment securities at December 31, 2018 have been calculated on a tax equivalent basis using a federal marginal tax rate of 21%.

	At December 31,	Years Ended December 31,
	2018	2018	2017
Weighted average yield on:
Interest bearing deposits with banks	2.13%	1.62%	0.80%
Loans receivable, net	4.77%	4.71%	4.59%
Investment securities	2.99%	2.82%	2.59%
Federal Home Loan Bank stock	5.50%	5.14%	4.24%
Total interest-earning assets	4.13%	3.99%	3.88%

Weighted average rate paid on:
Interest bearing checking	0.11%	0.10%	0.12%
Savings and money market	0.16%	0.20%	0.21%
Certificates of deposit	1.23%	1.09%	0.94%
Total average deposits		0.50%	0.48%
FHLB borrowings	--	1.64%	--
Total interest-bearing liabilities	0.57%	0.51%	0.48%

Interest rate spread (spread between earning assets and all interest-bearing liabilities)	3.56%	3.48%	3.40%

Net interest margin (net interest income (expense) as a percentage of average interest-earning assets)	--	3.60%	3.50%

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2018 Compared to 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income
Interest bearing deposits with banks	$102	$63	$165
Loans receivable, net	145	289	434
Mortgage-backed securities	(13)	(25)	(38)
Other investment securities	72	165	237
Total interest-earning assets	306	492	798

Interest expense:
Interest-bearing checking	(4)	7	3
Savings and money market	(18)	9	(9)
Certificates of deposit	83	(18)	65
FHLB borrowings	--	15	15
Total interest-bearing liabilities	61	13	74

Net increase in net interest income	$245	$479	$724
____________________
(1)  Includes interest-bearing deposits (cash) at other financial institutions.

Comparison of Operating Results Years Ended December 31, 2018 and 2017

Overview.  The Company reported net income of $1.4 million ($0.41 per common share diluted) for the year ended December 31, 2018, compared to net income of $1.2 million ($0.34 per common share diluted) for the year ended December 31, 2017.  The significant factors that contributed to the increase in net income for 2018 were an increase in net interest income after provision for loan losses of $224,000, and a $687,000 decrease in income tax expense partially offset by an increase in noninterest expense of $627,000 and a decrease in noninterest income of $44,000.

Net Interest Income.  Net interest income increased $724,000, or 12.4%, to $6.5 million for 2018 from $5.8 million for 2017 primarily as the result of an increase in the ratio of average interest-earning assets to average interest-bearing liabilities to 130.0% for 2018 from 125.1% for 2017.  The interest rate spread increased to 3.48% for 2018 from 3.40% for 2017.

Total interest income increased $798,000, or 12.3%, to $7.3 million for 2018 from $6.5 million for 2017.  The increase is primarily due to an increase in both the average balance of and yield earned on interest-earning assets.  The average balance of interest-earning assets increased to $185.7 million for 2018 from $170.0 million for 2017. The average tax-equivalent yield on interest-earning assets increased to 3.99% for 2018 from 3.88% for 2017 primarily due to higher market interest rates.

Interest income on loans was $5.8 million for 2018 compared to $5.4 million for 2017.  The increase was due to an increase in the average tax-equivalent yield on loans to 4.71% for 2018 from 4.59% for 2017, and an increase in average loans outstanding of $6.2 million, or 5.2%, to $123.4 million in 2018 from $117.2 million in 2017.

Interest income on investment securities increased $192,000, or 19.1%, to $1.2 million for 2018 from $1.0 million for 2017, primarily due to a 29 basis point increase in the average tax-equivalent yield on other investment securities and a $5.1 million increase in the average balance of other investment securities to $23.5 million for 2018 from $18.4 million for 2017, partially offset by a $1.2 million decrease in the average balance of mortgage-backed securities to $23.5 million for 2018 from $24.7 million for 2017.

Interest income on interest-bearing deposits with banks increased $165,000, or 232.4%, due to an increase in the average yield to 1.62% for 2018 from 0.80% for 2017 and a $5.6 million increase in the average balance of interest-bearing deposits with banks to $14.5 million for 2018 from $8.9 million for 2017.

Total interest expense increased $74,000, or 11.3%, due to increases in both the average balance and the cost of interest-bearing liabilities.  The average cost of interest-bearing liabilities increased to 0.51% for 2018 from 0.48% for 2017.  The average balance of interest-bearing liabilities increased $6.9 million to $142.9 million for 2018 from $136.0 million for 2017.

Provision for Loan Losses. The Company recognized a recapture of the provision for loan losses of $200,000 for 2018 compared to a recapture of the provision for loan losses of $700,000 for 2017.  The recapture of the provision for loan losses for 2018 and 2017 was attributable to the continued improvement in the credit quality of the loan portfolio and the successful management of problem loans resulting in lesser charge-offs than expected.  Non-performing loans decreased to $1.3 million, or 0.6% of total loans at December 31, 2018, compared to $1.9 million, or 1.2% of total loans at December 31, 2017. During the year ended December 31, 2018, net charge-offs totaled $19,000 compared to $80,000 for 2017.  Impaired loans decreased $700,000 or 18.0%, from $3.8 million at December 31, 2017 to $3.1 million at December 31, 2018. Management was successful in reducing the impaired loans though pay-offs by customers, borrower refinancing with other financial institutions and foreclosing on loans and liquidating the collateral assets with minimal realized losses.

Noninterest Income.  Noninterest income decreased $44,000, or 5.0%, to $840,000 for 2018 as compared to $884,000 for 2017.  There were no sales of available for sale securities during 2018 while the Bank recognized $39,000 in gain on sale of securities available for sale during 2017.  The decrease in gain on sale of securities available-for-sale and a $36,000 decrease in deposit account service charges were partially offset by a $32,000 increase in ATM and debit card fee income when comparing 2018 and 2017.

Noninterest Expense.  Noninterest expenses increased $627,000, or 11.9%, to $5.9 million for 2018 as compared to $5.3 million for 2017.  Compensation and benefits increased $326,000 due to normal salary adjustments, increased medical insurance premiums and an increase in the number of full-time equivalent employees. Data processing expense increased $196,000 reflecting higher transactions volume, increased managed information technology services expenses for maintaining security of servers and firewalls and contract termination costs related to the Bank's core processing system conversion. Professional fees increased $122,000 compared to last year due to expenses related to operating as a public company and establishment and administration of the Bank's ESOP. These increases were partially offset by decreases of $73,000 in occupancy and equipment expense due to decreases in maintenance, property taxes and depreciation, $13,000 in net loss on foreclosed real estate and $23,000 in impairment loss on land held for sale as compared to last year.

Income Tax Expense.  Income tax expense was $295,000 for 2018 compared to $982,000 for 2017.  The effective tax rate for 2018 decreased to 17.3% compared to 45.6% for 2017 primarily due to the reduction in the federal corporate income tax rate as a result of the enactment of the Tax Act. In addition, during we recognized a $295,000 charge to income tax expense due to the revaluation of Mid-Southern Savings Bank's net deferred tax asset as a result of the reduction in the federal corporate income tax rate as a result of the Tax Act.  See Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

Liquidity

Liquidity management is both a daily and longer-term function of management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer-term basis, we maintain a strategy of investing in various lending products and investment securities, including municipal and mortgage-backed securities.  We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At December 31, 2018, we had $65.8 million in cash and investment securities available for sale generally available for its cash needs.  At December 31, 2017, we had $53.2 million in cash and investment securities available for sale generally available for its cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.   At December 31, 2018, we had the ability to borrow an additional $25.0 million in FHLB advances, subject to certain collateral requirements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2018, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $15.6 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2018, totaled $17.4 million.  It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements.  These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks.  These transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.  For the year ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At December 31, 2018, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In Thousands)

Time deposits	$17,410	$27,382	$7,923	$--	$52,715
Operating leases	14	--	--	--	14
Director's deferred fee agreements	29	64	73	57	223
Total contractual obligations	$17,453	$27,446	$7,996	$57	$52,952

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2018:

	Total Amounts Committed	Due in One Year
	(In Thousands)

Commitments to originate loans
Fixed rate	$1,642	$1,642
Adjustable rate	2,602	2,602
Undisbursed balance of commercial and personal lines of credit	9,186	--
Undisbursed balance of residential construction loans	2,101	--

Standby letters of credit	26	26
	$15,557	$4,270

Capital

Mid-Southern Savings Bank is subject to minimum capital requirements imposed by regulations of the OCC.  Based on its capital levels at December 31, 2018, Mid-Southern Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Mid-Southern Savings Bank to maintain a "well-capitalized" status under the regulatory capital categories of the OCC.  Based on capital levels at December 31, 2018, Mid-Southern Savings Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Mid-Southern Savings Bank's "well-capitalized" status. See Item 1. "Business-Regulation-Federal Regulation of Savings Institutions-Capital Requirements." and Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional details on Mid-Southern Savings Bank's regulatory capital requirements.

The following table shows the capital ratios of Mid-Southern Savings Bank at December 31, 2018 (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to total adjusted assets(1)	$36,073	18.0%	$8,024	4.00%	$10,030	5.00%
Tier 1 Capital to risk-weighted assets(2)	36,073	30.7	9,257	7.88	9,404	8.00
Total Capital to risk-weighted assets(2)	37,542	31.9	11,608	9.88	11,755	10.00
Common Equity Tier 1 (to risk-weighted assets)	36,073	30.7	7,494	6.38	7,641	6.50

(1)	Based on total adjusted assets of $200.6 million.
(2)	Based on risk-weighted assets of $117.6 million.

The Company contributed $10.2 million of the net proceeds received from the issuance of Company common stock in the Conversion to the Bank, which significantly increased the Bank's regulatory capital levels and ratios.

Asset/Liability Management

Our Risk When Interest Rates Change.  The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time.  Market rates change over time.  Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes.  As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk.  In doing so, we analyze and manage assets and liabilities based on their interest rates and payment streams, timing of maturities, repricing opportunities, and sensitivity to actual or potential changes in market interest rates.

We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and FHLB advances, reprice more rapidly or at different rates than our interest-earning assets.  In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy.  Our board of directors sets the asset and liability policy, which is implemented by the asset/liability committee.

The purpose of the asset/liability committee is to communicate, coordinate, and control asset/liability management consistent with our business plan and board-approved policies.  The committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs.  The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The committee generally meets quarterly to, among other things, protect capital through earnings stability over the interest rate cycle; maintain our well-capitalized status; and provide a reasonable return on investment.  The committee recommends appropriate strategy changes based on this review.  The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors at least quarterly.  Executive Management oversee the process on a daily basis.

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our Economic Value of Equity ("EVE") ratio should not fall below 10.0%, 20.0%, and 30.0%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2018.

Mid-Southern Savings Bank uses an EVE interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flow from assets, liabilities and off balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of cash flows for on and off balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Mid-Southern Savings Bank's EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer term re-pricing and option risk in the balance sheet.   The table presented below, as of December 31, 2018, is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 200 basis point increments, from no change to up 400 basis points and down 100 basis points as any further decline in rates is unlikely.
Immediate Change	Economic Value of Equity			Economic Value of Equity as % of Present Value of Assets
In the Level Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change
	(Dollars in thousands)

400bp	$39,902	$(11,785)	(22.8)%	19.8%	(5.9)%
300bp	42,945	(8,742)	(16.9)	21.3%	(4.4)
200bp	46,037	(5,650)	(10.9)	22.9%	(2.8)
100bp	49,100	(2,587)	(5.0)	24.4%	(1.3)
Static	51,687			25.7%	--
(100)bp	52,351	664	1.3	26.0%	0.3

In addition to monitoring selected measures of EVE, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with EVE measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long and short term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that our level of interest rate risk is acceptable under this approach.

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered.  For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates.  Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all of these factors in monitoring our exposure to interest rate risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potential material effect on our financial condition and result of operations. The information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk" in this Form 10-K is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mid-Southern Bancorp, Inc.
Salem, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-Southern Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's, or its predecessors', auditor since at least 1975.

New Albany, Indiana
March 22, 2019

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017
(In thousands, except share information)

	2018	2017
ASSETS
Cash and due from banks	$884	$1,151
Interest-bearing deposits with banks	11,816	6,313
Cash and cash equivalents	12,700	7,464

Securities available for sale, at fair value	53,140	45,716
Securities held to maturity	100	163

Loans, net	126,293	114,896

Federal Home Loan Bank stock, at cost	778	778
Foreclosed real estate	-	176
Real estate held for sale	239	270
Premises and equipment	1,928	2,032
Accrued interest receivable:
Loans	435	421
Securities	396	241
Cash value of life insurance	3,718	3,642
Other assets	935	878

Total Assets	$200,662	$176,677

LIABILITIES
Deposits:
Noninterest-bearing	$18,334	$18,008
Interest-bearing	132,774	133,885
Total deposits	151,108	151,893

Accrued expenses and other liabilities	711	630
Total Liabilities	151,819	152,523

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value at December 31, 2018,
10,000,000 shares authorized, $1 par value at December 31, 2017; 3,565,430 shares
issued and 3,565,196 shares outstanding at December 31, 2018; 3,452,696 shares	36	1,472
issued and 3,447,225 shares outstanding at December 31, 2017 (1)
Additional paid-in capital	30,302	3,501
Retained earnings, substantially restricted	20,672	19,326
Accumulated other comprehensive loss	(166)	(47)
Unearned ESOP shares	(1,997)	-
Unearned stock compensation plan	(1)	(3)
Treasury stock, at cost - 234 shares (5,471 in 2017) (1)	(3)	(95)
Total Stockholders' Equity	48,843	24,154

Total Liabilities and Stockholders' Equity	$200,662	$176,677

(1) Share amounts for 2017 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one). See Note 1 to the consolidated financial statements.

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands, except per share data)

	2018	2017
INTEREST INCOME
Loans, including fees	$5,801	$5,367
Investment securities:
Mortgage-backed securities	448	486
Municipal tax exempt	473	214
Other debt securities	278	307
Federal Home Loan Bank dividends	40	33
Interest-bearing deposits with banks and time deposits	236	71
Total interest income	7,276	6,478

INTEREST EXPENSE
Deposits	714	655
Borrowings	15	-
Total interest expense	729	655

Net interest income	6,547	5,823

Recapture of provision for loan losses	(200)	(700)
Net interest income after provision for loan losses	6,747	6,523

NONINTEREST INCOME
Deposit account service charges	371	407
Net gain on sales of securities available for sale	-	39
Increase in cash value of life insurance	73	74
ATM and debit card fee income	354	322
Other income	42	42
Total noninterest income	840	884

NONINTEREST EXPENSE
Compensation and benefits	3,043	2,717
Occupancy and equipment	437	510
Data processing	907	711
Professional fees	478	356
Net loss on foreclosed real estate	17	30
Impairment loss on land	31	55
Directors' fees	172	151
Debit and credit card expense	92	88
Supervisory examinations	76	72
Deposit insurance premiums	54	52
Other expenses	572	510
Total noninterest expense	5,879	5,252

Income before income taxes	1,708	2,155

Income tax expense	295	982

Net Income	$1,413	$1,173

Earnings per common share (1):
Basic	$0.41	$0.34
Diluted	$0.41	$0.34

(1) Per share amounts for 2017 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one). See Note 1 to the consolidated financial statements.

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands)

	2018	2017

Net Income	$1,413	$1,173

Other Comprehensive (Loss) Income, net of tax
Change in net unrealized loss on securities available for sale:
Net unrealized holding (losses) gains arising during the period	(159)	271
Income tax benefit (expense)	40	(105)
Net of tax amount	(119)	166

Reclassification adjustment for realized gains included
in net income during the period	-	(39)
Income tax expense	-	15
Net of tax amount	-	(24)

Other Comprehensive (Loss) Income, net of tax	(119)	142

Total Comprehensive Income	$1,294	$1,315

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands, except share information)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2017	$1,472	$3,499	$18,233	$(181)	$-	$(5)	$(93)	$22,925

Net income	-	-	1,173	-	-	-	-	1,173

Other comprehensive income	-	-	-	142	-	-	-	142

Cash dividends to Mid-Southern,
M.H.C. ($0.03 per share) (1)	-	-	(62)	-	-	-	-	(62)

Cash dividends to minority
stockholders ($0.03 per share) (1)	-	-	(26)	-	-	-	-	(26)

Reclassification - income tax effect
of change in federal tax rate	-	-	8	(8)	-	-	-	-

Forfeiture of unearned stock awards	-	-	-	-	-	2	(2)	-

Grant of common stock for
stock compensation	-	2	-	-	-	(2)	-	-

Stock compensation expense	-	-	-	-	-	2	-	2

Balances at December 31, 2017	1,472	3,501	19,326	(47)	-	(3)	(95)	24,154

Net income	-	-	1,413	-	-	-	-	1,413

Other comprehensive loss	-	-	-	(119)	-	-	-	(119)

Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)

Corporate reorganization:
Conversion and stock issuance	(1,438)	23,812	-	-	-	-	-	22,374
Purchase by ESOP trust	2	2,046	-	-	(2,048)	-	-	-
Treasury stock retired	-	(95)	-	-	-	-	95	-
Contribution of Mid-Southern, MHC	-	1,023	-	-	-	-	-	1,023

Shares released by ESOP trust	-	13	-	-	51	-	-	64

Forfeiture of unearned stock awards	-	-	-	-	-	3	(3)	-

Grant of common stock for
stock compensation	-	2	-	-	-	(2)	-	-

Stock compensation expense	-	-	-	-	-	1	-	1

Balances at December 31, 2018	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

(1) Per share amounts for 2017 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one). See Note 1 to the consolidated financial statements.

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018 AND 2017
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,413	$1,173
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	214	181
Recapture of provision for loan losses	(200)	(700)
Stock compensation expense	1	2
Depreciation expense	124	139
ESOP compensation expense	64	-
Impairment loss on land	31	55
Deferred income taxes	55	621
Increase in cash value of life insurance	(73)	(74)
Net realized and unrealized loss on foreclosed real estate	6	-
Net gain on sales of securities available for sale	-	(39)
(Increase) decrease in accrued interest receivable	(169)	15
Net change in other assets and liabilities	1,061	(40)
Net Cash Provided By Operating Activities	2,527	1,333

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of time deposits	-	999
Purchases of securities available for sale	(17,203)	(10,050)
Principal collected on mortgage-backed securities available for sale	8,390	3,486
Proceeds from maturities of securities available for sale	1,015	-
Proceeds from sales of securities available for sale	-	5,078
Principal collected on mortgage-backed securities held to maturity	23	77
Proceeds from maturities of securities held to maturity	40	45
Net (increase) decrease in loans receivable	(11,380)	96
Proceeds from the sale of foreclosed real estate	353	367
Purchase of premises and equipment	(48)	(21)
Investment in cash value of life insurance	(3)	(4)
Net Cash (Used In) Provided By Investing Activities	(18,813)	73

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(785)	(2,165)
Proceeds from issuance of common stock	22,374	-
Cash dividends paid	(67)	-
Cash dividends paid to Mid-Southern, M.H.C.	-	(62)
Cash dividends paid to minority stockholders of Bank	-	(26)
Net Cash Provided By (Used In) Financing Activities	21,522	(2,253)

Net Increase (Decrease) in Cash and Cash Equivalents	5,236	(847)

Cash and cash equivalents at beginning of year	7,464	8,311

Cash and Cash Equivalents at End of Year	$12,700	$7,464

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(1)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion and Stock Issuance

Mid-Southern Bancorp, Inc. (the "Company"), an Indiana corporation, was organized by Mid-Southern, M.H.C. (the "MHC") and Mid-Southern Savings Bank, FSB (the "Bank") to facilitate the "second-step" conversion of the Bank from the mutual holding company structure to the stock holding company structure (the "Conversion").  Upon consummation of the Conversion, which occurred on July 11, 2018, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank's common stock.

In connection with the Conversion, the Company sold 2,559,871 shares of common stock at a price of $10.00 per share in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank's employee stock ownership plan ("ESOP") funded by a loan from the Company (see Note 11).  Proceeds from the offering, net of $1.2 million in expenses, totaled $24.4 million. The Company used $2.0 million of the net proceeds to fund the ESOP and made a $10.2 million capital contribution to the Bank.  Concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company's common stock, with cash being paid in lieu of issuing fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company issued 3,565,430 shares.  Share and per share amounts as of and for the year ended December 31, 2017 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).  The Conversion has been accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities and equity unchanged as a result.

Nature of Operations

The Company's principal business is the ownership and operation of the Bank.  The Bank is a federal savings bank that provides a variety of banking services to individuals and business customers through its main office, two full-service branch offices and one loan production office in southern Indiana.  The Bank's primary source of revenue is single-family residential mortgage loans.  Mid-Southern Investments, Inc. (the "Subsidiary") is a wholly-owned subsidiary of the Bank that holds and manages an investment securities portfolio.

Basis of Presentation, Consolidation and Reclassifications

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and conform to general practices within the banking industry.  As an "emerging growth company" as defined in Title 1 of the Jumpstart Our Business Startups ("JOBS") Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.  As of December 31, 2018, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany balances and transactions have been eliminated.  At December 31, 2017, the Bank was a 70.83% owned subsidiary of the MHC.  The accompanying consolidated financial statements as of and for the year ended December 31, 2017 include only the accounts of the Bank and the Subsidiary.

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications had no effect on net income or stockholders' equity.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Statements of Cash Flows

For purposes of the statement of cash flows, the Company has defined cash and cash equivalents as cash on hand, amounts due from banks (including cash items in process of clearing) and interest-bearing deposits with other banks having an original maturity of 90 days or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the loan portfolio consists of single-family residential and commercial real estate loans in the southern Indiana area.  Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, further changes in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Company to recognize additional changes based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Investment Securities

Securities Available for Sale:  Securities available for sale consist of debt securities and are stated at fair value.  Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments.  Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized.  Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

Securities Held to Maturity:  Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments.  The Company classifies certain mortgage-backed securities and municipal obligations as held to maturity.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Investment Securities – continued

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

Declines in the fair value of individual available for sale and held to maturity securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLB"). FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported in the consolidated statements of income.

Loans and Allowance for Loan Losses

Loans Held for Investment

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

Nonaccrual Loans

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Loans and Allowance for Loan Losses – continued

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

Impaired Loans

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

Troubled Debt Restructurings

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Loans and Allowance for Loan Losses – continued

Allowance for Loan Losses

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

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the Company's actual loss history over the most recent 20 calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Company's historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Loans and Allowance for Loan Losses – continued

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

Commercial real estate loans are comprised of loans secured by various types of collateral including farmland, office buildings, warehouses, retail space and mixed use buildings located in the Company's primary lending area.  Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market.  Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates or general business operating cash flows that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates and the general level of business activity.  The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

Commercial business loans includes lines of credit to businesses, term loans and letters of credit secured by business assets such as equipment, accounts receivable, inventory, or other assets excluding real estate and are generally made to finance capital expenditures or fund operations.  Commercial loans contain risks related to the value of the collateral securing the loan and the repayment is primarily dependent upon the financial success and viability of the borrower.  As with commercial real estate loans, the Company generally obtains loan guarantees from financially capable parties for commercial business loans.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Loans and Allowance for Loan Losses – continued

Loan Charge-Offs

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

During 2018 and 2017, the Company recognized net partial charge-offs on loans totaling $51,000 and $19,000, respectively.  At December 31, 2018, the Company had 13 loans with an aggregate recorded investment of $691,000 and an aggregate unpaid principal balance of $1.2 million on which net partial charge-offs of $279,000 had been recorded.  At December 31, 2017, the Company had 15 loans with an aggregate recorded investment of $646,000 and an aggregate unpaid principal balance of $1.4 million on which net partial charge-offs of $389,000 had been recorded.

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

Foreclosed Real Estate

Foreclosed real estate includes formally foreclosed property and property obtained via a deed in lieu of foreclosure that is currently held for sale.  At the time of foreclosure, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property's new basis.  Any write-downs based on the property's fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less costs to sell.  Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in net loss on foreclosed real estate in the accompanying consolidated statements of income.

Real Estate Held for Sale

Real estate held for sale includes unimproved land originally purchased for future office development and is initially recorded at fair value less estimated costs to sell, establishing a new cost basis.  Real estate held for sale is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Subsequent impairment loss adjustments to the carrying amount of the property, if any, are reported in noninterest expense in the accompanying consolidated statements of income.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  The Company uses the straight line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives.  Maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

Cash Value of Life Insurance

Life insurance policies have been purchased on certain directors, officers and key employees to offset costs associated with compensation and benefit programs. The Bank is the owner and is a joint or sole beneficiary of the policies. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Income from the increase in cash surrender value of the policies and income from the realization of death benefits is reported in noninterest income.

Income Taxes

When income tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to some degree of uncertainty regarding the merits of the position taken or the amount of the position that would be sustained.  The Company recognizes the benefits of a tax position in the financial statements of the period during which, based on all available evidence, management believes it is more-likely-than-not (more than 50 percent probable) that the tax position would be sustained upon examination.  Income tax positions that meet the more-likely-than-not threshold are measured as the largest amount of income tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with the income tax positions claimed on income tax returns that exceeds the amount measured as described above is reflected as a liability for unrecognized income tax benefits in the balance sheet, along with any associated interest and penalties that would be payable to the taxing authorities, if there were an examination.  Interest and penalties associated with unrecognized income tax benefits are classified as additional income taxes in the consolidated statements of income.

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes.  Income tax reporting and financial statement reporting rules differ in many respects.  As a result, there will often be a difference between the carrying amount of an asset or liability as presented in the accompanying balance sheets and the amount that would be recognized as the tax basis of the same asset or liability computed based on the effects of tax positions recognized, as described in the preceding paragraph.  These differences are referred to as temporary differences because they are expected to reverse in future years.  Deferred income tax assets are recognized for temporary differences where their future reversal will result in future tax benefits.  Deferred income tax assets are also recognized for the future tax benefits expected to be realized from net operating loss or tax credit carry forwards.  Deferred income tax liabilities are recognized for temporary differences where their future reversal will result in the payment of future income taxes.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718-20, Compensation – Stock Compensation, for its stock-based compensation plans.

Employee Stock Ownership Plan

The Bank has an ESOP covering substantially all employees.  The cost of shares issued to the ESOP but not allocated or committed to be released for allocation to participant accounts is presented in the consolidated balance sheets as a reduction of stockholders' equity.  Compensation expense is recognized for the fair value of shares committed to be released for allocation to participant accounts during the year.  See Note 11.

Advertising Costs

Advertising costs are charged to operations when incurred.

Comprehensive Income

Comprehensive income consists of reported net income and other comprehensive income.  Other comprehensive income, recognized as a separate component of equity, includes the change in unrealized gains or losses on securities available for sale. Amounts reclassified out of unrealized gains and losses on securities available for sale included in accumulated other comprehensive income or loss are included in net gain on sale of securities in the consolidated statements of income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding.  Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.  Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Recent Accounting Pronouncements - continued

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary.  For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The amendments in this ASU mitigate transition complexity by requiring that for nonpublic business entities, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until its evaluation is complete, the magnitude of the increase will be unknown.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Recent Accounting Pronouncements - continued

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The guidance in Topic 740, Income Taxes requires that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date.  As a result, the tax effect of items within accumulated other comprehensive income ("AOCI") do not reflect the appropriate tax rate, referred to as "stranded tax effects". The ASU was issued to allow a reclassification from AOCI to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Act") enacted on December 22, 2017. The ASU requires that an entity disclose a description of the accounting policy for releasing income tax effects from AOCI.  An entity that elects to reclassify the income tax effects of the Tax Act from AOCI to retained earnings must disclose in the period of adoption a statement that an election was made and a description of other income tax effects related to the application of the Tax Act that are reclassified from AOCI to retained earnings, if any.  The amendments in the update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted for public entities for periods for which financial statements have not yet been issued.  The Company adopted the amendments in this update as of December 31, 2017. The adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax assets and liabilities related to items, primarily unrealized gains and losses on investments, within AOCI to retained earnings resulting from the change in the U.S. corporate income tax rate.  This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $8,000 for the year ended December 31, 2017, with no net impact to total stockholders' equity.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(1 - continued)

Recent Accounting Pronouncements - continued

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017. As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU amends the accounting for shared-based payments awards to nonemployees to align with the accounting for employee awards. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. For public entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and adds certain disclosure requirements for fair value measurements.  Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted upon issuance of the ASU.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial position or results of operations.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(2)            INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management's intent.  Investment securities at December 31, 2018 and 2017 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,140	$-	$269	$8,871
Agency CMO	15,569	114	124	15,559
	24,709	114	393	24,430

Other debt securities:
Municipal obligations	28,653	267	210	28,710

Total securities available
for sale	$53,362	$381	$603	$53,140

Securities held to maturity:
Agency MBS	$55	$1	$-	$56
Municipal obligations	45	-	-	45

Total securities held to
maturity	$100	$1	$-	$101

December 31, 2017:

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$14,604	$-	$208	$14,396
Agency CMO	8,700	-	121	8,579
	23,304	-	329	22,975

Other debt securities:
Federal agency	1,000	-	1	999
Municipal obligations	21,474	343	75	21,742

Total securities available
for sale	$45,778	$343	$405	$45,716

Securities held to maturity:
Agency MBS	$78	$2	$-	$80
Municipal obligations	85	2	-	87

Total securities held to
maturity	$163	$4	$-	$167

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017
(2 – continued)

The amortized cost and fair value of debt securities as of December 31, 2018 by contractual maturity are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty and thus the contractual maturities are not presented below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$385	$385	$45	$45
Due after one year through five years	850	887	-	-
Due after five years through ten years	6,085	6,070	-	-
Due after ten years	21,333	21,368	-	-
	28,653	28,710	45	45
MBS and CMO	24,709	24,430	55	56

	$53,362	$53,140	$100	$101

Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2018:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Municipal obligations	7	$3,258	$19

Continuous loss position more than 12 months:
Agency MBS	11	8,871	269
Agency CMO	6	5,666	124
Municipal obligations	21	11,611	191
Total more than 12 months	38	26,148	584

Total securities available for sale	45	$29,406	$603
December 31, 2017:

Securities available for sale:
Continuous loss position less than 12 months:
Federal agency	1	$999	$1
Agency MBS	3	2,543	13
Agency CMO	4	4,777	12
Municipal obligations	4	2,539	13
Total less than 12 months	12	10,858	39

Continuous loss position more than 12 months:
Agency MBS	12	11,848	195
Agency CMO	3	3,802	109
Municipal obligations	3	1,949	62
Total more than 12 months	18	17,599	366

Total securities available for sale	30	$28,457	$405

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(2 – continued)

At December 31, 2018 and 2017, the Company did not have any debt securities in the held to maturity classification in a loss position. At December 31, 2018 and 2017, the debt securities in the available for sale classification in a loss position had depreciated approximately 2.01% and 1.40%, respectively, from the amortized cost basis.  All of the debt securities in a loss position at December 31, 2018 and 2017 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer's financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.  While management does not anticipate any credit-related impairment losses at December 31, 2018, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the year ended December 31, 2017, the Company realized gross gains of $57,000 and gross losses of $18,000 on the sale of securities available for sale.

(3)                 LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017
Real estate mortgage loans:
One-to-four family residential	$80,322	$79,899
Multi-family residential	7,054	6,352
Residential construction	-	108
Commercial real estate	27,153	22,315
Commercial real estate construction	5,100	2,061
Commercial business loans	5,939	3,875
Consumer loans	2,199	1,978
Total loans	127,767	116,588

Deferred loan origination fees and costs, net	30	31
Allowance for loan losses	(1,504)	(1,723)

Loans, net	$126,293	$114,896

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 – continued)

The Company has entered into loan transactions with certain directors, officers and their affiliates (related parties).  In the opinion of management, such indebtedness was incurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than normal risk of collectability or present other unfavorable features.

The following represents the aggregate activity for related party loans during the year ended December 31, 2018.  The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Balance, January 1, 2018 (as adjusted)	$1,955
New loans	327
Payments	(144)

Balance, December 31, 2018	$2,138

The Company has pledged certain loans to secure future advances or other borrowings from the FHLB.  At December 31, 2018, the eligible blanket collateral included residential mortgage loans with a carrying value of approximately $71.5 million.  At December 31, 2018, there were no FHLB borrowings outstanding.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

The following table provides the components of the Company's recorded investment in loans at December 31, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$80,322	$7,054	$5,100	$27,153	$5,939	$2,199	$127,767

Accrued interest receivable	293	16	8	90	23	5	435

Net deferred loan fees/costs	16	(9)	(31)	(3)	10	47	30

Recorded investment in loans	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

The following table provides the components of the Company's recorded investment in loans at December 31, 2017:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$79,899	$6,352	$2,169	$22,315	$3,875	$1,978	$116,588

Accrued interest receivable	301	15	6	81	13	5	421

Net deferred loan fees/costs	-	(8)	(6)	(5)	7	43	31

Recorded investment in loans	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,070	$220	$20	$269	$111	$33	$1,723
Provisions	(38)	(161)	27	(10)	(13)	(5)	(200)
Charge-offs	(182)	-	-	-	(2)	(16)	(200)
Recoveries	162	-	1	-	2	16	181

Ending balance	$1,012	$59	$48	$259	$98	$28	$1,504

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$34	$-	$-	$22	$44	$-	$100

Collectively evaluated for impairment	978	59	48	237	54	28	1,404

Ending balance	$1,012	$59	$48	$259	$98	$28	$1,504

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,623	$-	$-	$868	$470	$-	$3,961

Collectively evaluated for impairment	78,008	7,061	5,077	26,372	5,502	2,251	124,271

Ending balance
	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2017 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,571	$338	$9	$404	$134	$47	$2,503
Provisions	(443)	(118)	11	(117)	(23)	(10)	(700)
Charge-offs	(64)	-	-	(19)	-	(18)	(101)
Recoveries	6	-	-	1	-	14	21

Ending balance	$1,070	$220	$20	$269	$111	$33	$1,723

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$56	$-	$-	$28	$58	$-	$142

Collectively evaluated for impairment	1,014	220	20	241	53	33	1,581

Ending balance	$1,070	$220	$20	$269	$111	$33	$1,723

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$4,416	$-	$-	$1,628	$524	$-	$6,568

Collectively evaluated for impairment	75,784	6,359	2,169	20,763	3,371	2,026	110,472

Ending balance	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

The following table summarizes the Company's impaired loans as of and for the year ended December 31, 2018.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2018.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,212	$1,614	$-	$1,418	$11
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	394	398	-	563	8
Commercial business	50	49	-	37	2
Consumer	-	-	-	-	-

	$1,656	$2,061	$-	$2,018	$21

Loans with an allowance recorded:

One-to-four family residential	$645	$691	$34	$687	$31
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	357	356	22	365	20
Commercial business	420	474	44	496	27
Consumer	-	-	-	-	-

	$1,422	$1,521	$100	$1,548	$78

Total:

One-to-four family residential	$1,857	$2,305	$34	$2,105	$42
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	751	754	22	928	28
Commercial business	470	523	44	533	29
Consumer	-	-	-	-	-

	$3,078	$3,582	$100	$3,566	$99

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

The following table summarizes the Company's impaired loans as of and for the year ended December 31, 2017.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2017.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,492	$1,980	$-	$1,719	$9
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	684	761	-	810	12
Commercial business	11	10	-	12	-
Consumer	-	-	-	19	-

	$2,187	$2,751	$-	$2,560	$21

Loans with an allowance recorded:

One-to-four family residential	$718	$766	$56	$784	$32
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	335	348	28	426	21
Commercial business	514	573	58	574	30
Consumer	-	-	-	2	-

	$1,567	$1,687	$142	$1,786	$83

Total:

One-to-four family residential	$2,210	$2,746	$56	$2,503	$41
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	1,019	1,109	28	1,236	33
Commercial business	525	583	58	586	30
Consumer	-	-	-	21	-

	$3,754	$4,438	$142	$4,346	$104

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at December 31, 2018 and 2017:

		Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans
	(In thousands)
December 31, 2018:

One-to-four family residential	$978	$-	$978
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	313	-	313
Commercial business	4	-	4
Consumer	-	-	-

Total	$1,295	$-	$1,295

December 31, 2017:

One-to-four family residential	$1,333	$-	$1,333
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	535	-	535
Commercial business	10	-	10
Consumer	-	-	-

Total	$1,878	$-	$1,878

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

The following table presents the aging of the recorded investment in loans at December 31, 2018 and 2017:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2018:	(In thousands)

One-to-four family residential	$1,912	$853	$205	$2,970	$77,661	$80,631
Multi-family residential	-	-	-	-	7,061	7,061
Construction	-	-	-	-	5,077	5,077
Commercial real estate	232	98	-	330	26,910	27,240
Commercial business	-	-	-	-	5,972	5,972
Consumer	-	-	-	-	2,251	2,251

Total	$2,144	$951	$205	$3,300	$124,932	$128,232

December 31, 2017:

One-to-four family residential	$1,599	$1,276	$512	$3,387	$76,813	$80,200
Multi-family residential	-	-	-	-	6,359	6,359
Construction	-	-	-	-	2,169	2,169
Commercial real estate	88	189	97	374	22,017	22,391
Commercial business	5	-	-	5	3,890	3,895
Consumer	-	-	-	-	2,026	2,026

Total	$1,692	$1,465	$609	$3,766	$113,274	$117,040

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

The following table presents the recorded investment in loans by risk category as of December 31, 2018 and 2017:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
December 31, 2018:	(In thousands)

Pass	$78,487	$7,061	$5,077	$26,578	$5,502	$2,251	$124,956
Special mention	-	-	-	-	-	-	-
Substandard	2,144	-	-	662	470	-	3,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

December 31, 2017:

Pass	$77,205	$6,359	$2,169	$21,049	$3,371	$2,026	$112,179
Special mention	-	-	-	50	-	-	50
Substandard	2,995	-	-	1,292	524	-	4,811
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,200	$6,359	$2,169	$22,391	$3,895	$2,026	$117,040

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

Troubled Debt Restructurings

The following table summarizes the Company's TDRs by accrual status at December 31, 2018 and 2017:

				Related
				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses
December 31, 2018:	(In thousands)

One-to-four family residential	$879	$-	$879	$34
Commercial real estate	439	155	594	22
Commercial business	467	4	471	44

Total	$1,785	$159	$1,944	$100

December 31, 2017:

One-to-four family residential	$877	$-	$877	$56
Commercial real estate	484	209	693	28
Commercial business	514	11	525	58

Total	$1,875	$220	$2,095	$142

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2018:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

One-to-Four Family Residential	1	$54	$82
Commercial real estate	1	159	159
Commercial business	1	3	4

Total	3	$216	$245

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2017:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

Commercial real estate	1	$182	$182
Commercial business	1	12	16

Total	2	$194	$198

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(3 - continued)

For TDRs that were restructured during the years ended December 31, 2018 and 2017, the terms of modifications included a reduction of the stated interest rate, extension of the maturity date, and the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.  No charge-offs or provisions for loan losses were recorded as a result of TDRs during the years ended December 31, 2018 and 2017.

At December 31, 2018 the Company had no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR. At December 31, 2017, commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing) totaled $377,000. These commitments represented the undisbursed portion of a commercial real estate secured line of credit to one borrower.

There were no TDRs modified within the previous 12 months for which there was a subsequent default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the year ended December 31, 2018 and 2017.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.  The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2018 and 2017.

(4)            FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2018 and 2017:

(In thousands)	2018	2017

Balance as of January 1	$176	$314
Transfers from loans to foreclosed real estate	184	229
Direct write-downs	-	-
Sales	(360)	(367)
Balance as of December 31	$-	$176

The Company did not have any foreclosed residential real estate properties where physical possession has occurred at December 31, 2018.  At December 31, 2017, the Company had $138,000 in foreclosed residential real estate properties where physical possession has occurred.

At December 31, 2018 and 2017, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $170,000 and $290,000, respectively.

Net loss on foreclosed real estate owned for the years ended December 31, 2018 and 2017 was as follows:

(In thousands)	2018	2017

Net loss on sales	$6	$-
Direct write-downs	-	-
Operating expenses, net of rental income	11	30
	$17	$30

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(5)                 REAL ESTATE HELD FOR SALE

The Company reclassified from premises and equipment the $325,000 carrying value of land originally held for development of a future branch office to real estate held for sale in June 2017 upon listing the property for sale.  Based on subsequent impairment assessments, impairment losses of $31,000 and $55,000 were recognized and are reported as a component of noninterest expense in the accompanying consolidated statements of income for years 2018 and 2017, respectively.

(6)                 PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
(In thousands)

Land and land improvements	$507	$507
Office buildings	2,224	2,224
Furniture, fixtures and equipment	1,559	1,585
	4,290	4,316
Less accumulated depreciation	2,362	2,284

Totals	$1,928	$2,032

The carrying value of premises and equipment are assessed for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

(7)                 DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 was approximately $8.1 million and $2.2 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, scheduled maturities of time deposits were as follows:

(In thousands)

2019	$17,410
2020	18,310
2021	9,072
2022	4,434
2023	3,489

Total	$52,715

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(7 – continued)

The Company held deposits of approximately $3.5 million and $3.7 million for related parties at December 31, 2018 and 2017, respectively.

Interest expense on deposits is summarized as follows:

	2018	2017
(In thousands)

Savings and interest-bearing demand deposits	$130	$137
Time deposits	584	518

Totals	$714	$655

(8)                 LEASE COMMITMENT

During 2016, the Company entered into a lease agreement expiring in July 2019 for loan production office space with monthly lease payments of $2,000. At December 31, 2018, minimum lease payments remaining under the lease are $14,000 for the year ending December 31, 2019.

Total rental expense for the operating lease for each of the years ended December 31, 2018 and 2017 was $27,000.

(9)                 INCOME TAXES

The Tax Act enacted on December 22, 2017 reduced the Company's federal corporate income tax rate from 34% to 21% effective for tax years beginning after December 31, 2017.  FASB ASC 740, Income Taxes, requires recognition of the effect of a change in tax law or rate in the period that includes the enactment date.  As such, deferred tax assets and liabilities have been adjusted for the change in the federal corporate tax rate as of December 31, 2017.  The resulting adjustments of deferred tax assets and liabilities was recognized as a component of income tax expense in the consolidated statement of net income for the year ended December 31, 2017.  In accordance with ASU No. 2018-02, the Company elected to reclassify the income tax effect of the change in the federal corporate tax rate from accumulated other comprehensive income to retained earnings as of December 31, 2017 in the amount of $8,000.

The components of income tax expense for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
(In thousands)

Current	$240	$361
Deferred	55	621

Totals	$295	$982

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(9 – continued)

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017, follows:

(In thousands)	2018	2017

Provision at federal statutory rate	$359	$733
State income tax-net of federal tax benefit	61	58
Effect of change in federal tax rate on net deferred tax asset	-	295
Municipal interest income	(105)	(80)
Bank-owned life insurance income	(15)	(25)
Other	(5)	1
Totals	$295	$982

Effective tax rate	17.3%	45.6%

Indiana tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023.  Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

(In thousands)	2018	2017
Deferred tax assets (liabilities):

Director deferred compensation plan	$55	$62
Allowance for loan losses	381	446
Valuation allowance - real estate held for sale	74	67
Nonaccrual loan interest income	71	71
Unrealized loss on securities available for sale	55	15
Other	14	2
Total deferred tax assets	650	663

Depreciation	(49)	(58)
FHLB stock dividends	(19)	(19)
Prepaid expenses	(24)	(12)
Net deferred loan costs	(7)	(8)
Total deferred tax liabilities	(99)	(97)

Net deferred tax asset	$551	$566

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(9 – continued)

At December 31, 2018 and 2017, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months.   The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations.  The Company files a consolidated U.S. federal income tax return and a combined Indiana state income tax return.  Returns filed in these jurisdictions for tax years ended on or after December 31, 2015 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Company was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at December 31, 2018 and 2017 include approximately $1.4 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred tax liability on these amounts was approximately $294,000 at December 31, 2018 and 2017.

Federal legislation enacted in 1996 repealed the use of the qualified thrift reserve method of accounting for bad debts for tax years beginning after December 31, 1995.  As a result, the Company discontinued the calculation of the annual addition to the statutory bad debt reserve using the percentage-of-taxable-income method and adopted the experience reserve method for banks.  Under this method, the Company computes its federal tax bad debt deduction based on actual loss experience over a period of years.  The legislation also provided that the Company will not be required to recapture its pre-1988 statutory bad debt reserves if it ceases to meet the qualifying thrift definitional tests if the Company continues to qualify as a "bank" under existing provisions of the Internal Revenue Code.

(10)              DEFERRED DIRECTORS COMPENSATION PLAN

The Company has a deferred compensation plan whereby certain directors defer into an account with the Company a portion of their monthly director fees to provide income for a period of ten years following retirement.  The benefits under the contracts are fully vested and the Company accrues the interest cost on the deferred obligation. The balance of the accrued benefit for the plan was $223,000 and $249,000 at December 31, 2018 and 2017, respectively. Deferred compensation expense was $17,000 for each of the years ended December 31, 2018 and 2017.

(11)              EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified defined contribution plan available to all eligible employees.  The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).  The Company contributed $79,000 and $155,000 to the plan for the years ended December 31, 2018 and 2017, respectively.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

 (11 – continued)

Employee Stock Ownership Plan:

In connection with the Conversion, the Bank established a leveraged ESOP for eligible employees of the Company and the Bank.  The ESOP trust purchased 204,789 shares of Company common stock at the initial public offering price of $10.00 per share financed by a 20 year term loan with the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced by employer contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are held in a suspense account and allocated to participant accounts as principal and interest payments are made by the ESOP to the Company.  Payments of principal and interest are due annually on December 31, the Company's fiscal year end.

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

Compensation expense recognized for the year ended December 31, 2018 was $64,000.  The ESOP trust held 5,147 allocated shares and 199,642 unallocated shares of Company common stock at December 31, 2018.  The fair value of the unallocated shares was $2,310,000 at December 31, 2018.

(12)              STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described below.  The compensation cost that has been charged against income for those plans was $1,000 and $2,000 for 2018 and 2017, respectively.

1999 Stock Option Plan

The Bank had a stock option plan adopted on April 9, 1999 with a 10-year term which was assumed by the Company in connection with the Conversion.  Prior to the expiration of the plan, the Bank granted options for a total of 78,227 common shares, as adjusted for the Conversion exchange ratio (2.3462 to one).

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the "Plan") adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock.  As of December 31, 2018, on an adjusted basis, awards for stock options totaling 2,574 shares and awards for restricted stock totaling 3,320 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(12 – continued)

The vesting dates for stock option awards are determined by the Plan Committee appointed by the board of directors.  All unvested options become exercisable upon an option holder's death or disability and in the event of a change in control.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant of the award.  Restricted stock awards generally vest over a period of five years.  The Plan provides that unvested restricted stock awards become fully vested upon a holder's death or disability and in the event of a change in control.  Compensation expense is recognized over the requisite service period with a corresponding credit to stockholders' equity.  The requisite service period for restricted shares is the vesting period.

The fair market value of stock options granted is determined at the date of grant using the binomial option pricing model.  Expected volatilities are based on historical volatility of the Company's stock (for periods prior to the Conversion, the historical volatility of the Bank's common stock).  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the plan as of December 31, 2018, and changes during the year then ended is presented below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,808	$5.97
Granted	234	10.66
Exercised	-	--
Forfeited or expired	(234)	10.66

Outstanding at end of year	2,808	$5.97	3.8	$16,000

Vested and expected to vest	2,808	$5.97	3.8	$16,000

Exercisable at end of year	2,527	$5.79	3.3	$15,000

For the years ended December 31, 2018 and 2017, the Company recognized no compensation expense related to the stock option plan as the amount of compensation cost determined under ASC Topic 718 was insignificant.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(12 - continued)

A summary of the activity for the Company's nonvested restricted shares during the year ended December 31, 2018, is presented below:

	Number of shares	Weighted Average Grant-Date Fair Value

Nonvested at beginning of year	514	$7.04
Granted	234	10.66
Vested	(234)	6.94
Forfeited	(234)	10.66

Nonvested at end of year	280	$7.12

The total fair value of shares vested during each of the years ended December 31, 2018 and 2017, was $2,000.  At December 31, 2018, unrecognized compensation expense related to nonvested restricted shares was $1,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

(13)            COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

Commitments under outstanding standby letters of credit totaled $26,000 at both December 31, 2018 and 2017.

The following is a summary of the commitments to extend credit at December 31, 2018 and 2017:

(In thousands)	2018	2017
Loan commitments:
Fixed rate	$1,642	$1,288
Adjustable rate	2,602	5,900

Undisbursed commercial and personal lines of credit	9,186	9,536
Undisbursed portion of commercial construction loans	2,101	1,843
Undisbursed portion of residential construction loans	-	22

Total commitments to extend credit	$15,531	$18,589

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(14)            FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 13).  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.  The Company had no liabilities related to standby letters of credit guarantees at December 31, 2018 and 2017.

The Company has not been required to perform on any financial guarantees during the past two years.  The Company incurred no losses on its commitments in either 2018 or 2017.

(15)            REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency ("OCC").  Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification under prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition to the minimum capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(15 - continued)

The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increased by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk-weighted assets on January 1, 2019.  The capital conservation buffer was 1.875% and 1.25% at December 31, 2018 and 2017, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2018 and 2017.

As of December 31, 2018, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the following table.  No amounts were deducted from capital for interest-rate risk in either year.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:

Total Capital (to risk
weighted assets)	$37,542	31.9%	$11,608	9.875%	$11,755	10.0%

Tier 1 Capital (to risk
weighted assets)	$36,073	30.7%	$9,257	7.875%	$9,404	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,073	30.7%	$7,494	6.375%	$7,641	6.5%

Tier 1 Capital (to average
adjusted total assets)	$36,073	18.0%	$8,024	4.000%	$10,030	5.0%

As of December 31, 2017:

Total Capital (to risk
weighted assets)	$25,572	23.4%	$10,117	9.250%	$10,937	10.0%

Tier 1 Capital (to risk
weighted assets)	$24,201	22.1%	$7,929	7.250%	$8,750	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$24,201	22.1%	$6,289	5.750%	$7,109	6.5%

Tier 1 Capital (to average
adjusted total assets)	$24,201	13.5%	$7,153	4.000%	$8,942	5.0%

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(16)              STOCKHOLDERS' EQUITY

Dividends

The payment of dividends by the Company and Bank are subject to regulation by the Federal Reserve and OCC, respectively.  Neither the Company nor Bank may declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause equity of the Company or Bank to be reduced below either the amount of the liquidation accounts established for the Company and Bank upon completion of the Conversion, or the regulatory capital requirements of the Company or the Bank.

The Bank's former mutual holding company, Mid-Southern, M.H.C., received $62,000 of dividends on the shares it held in the Bank for the year ended December 31, 2017.

(17)              DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 20) in which the fair value measurements fall at December 31, 2018 and 2017:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

December 31, 2018:

Financial assets:
Cash and cash equivalents	$12,700	$12,700	$-	$-
Securities available for sale	53,140	-	53,140	-
Securities held to maturity	100	-	100	-
Loans, net	126,293	-	-	125,908
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	831	-	831	-

Financial liabilities:
Deposits	151,108	-	-	150,020

December 31, 2017:

Financial assets:
Cash and cash equivalents	$7,464	$7,464	$-	$-
Securities available for sale	45,716	-	45,716	-
Securities held to maturity	163	-	167	-
Loans, net	114,896	-	-	114,018
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	662	-	662	-

Financial liabilities:
Deposits	151,893	-	-	150,943

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions.  In accordance with the Company's adoption of ASU 2016-01 effective January 1, 2018, the table above for December 31, 2018 presents the fair values measured using an exit price notion.  The fair value of loans at December 31, 2017 was measured using an entry price notion.  The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 13, and the fair value of these instruments is considered immaterial.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(18)            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2018	2017
(In thousands)

Cash payments for:
Interest	$729	$655
Net taxes paid	329	280

Noncash investing activities;
Transfer from loans to real estate
Acquired through foreclosure	184	248

(19)            SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

(Dollars in thousands, except per share data)	2018	2017

Basic
Earnings:
Net income	$1,413	$1,173

Shares:
Weighted average common
shares outstanding	3,409,615	3,446,535

Net income per common share, basic	$0.41	$0.34

Diluted
Earnings:
Net income	$1,413	$1,173

Shares:
Weighted average common
shares outstanding	3,409,615	3,446,535
Add: Dilutive effect of stock options	3	-
Add: Dilutive effect of restricted stock	308	253

Weighted average common
shares outstanding, as adjusted	3,409,926	3,446,788

Net income per common share, diluted	$0.41	$0.34

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing basic and diluted earnings per share. No stock options for common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the years ended December 31, 2018 and 2017. No restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the years ended December 31, 2018 and 2017.

Share amounts for 2017 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(20)            FAIR VALUE MEASUREMENTS

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

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted market price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

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

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2018.  The Company had no liabilities measured at fair value as of December 31, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$8,871	$-	$8,871
Agency CMO	-	15,559	-	15,559
Municipal obligations	-	28,710	-	28,710
Total securities available for sale	$-	$53,140	$-	$53,140

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,823	$1,823
Commercial real estate	-	-	729	729
Commercial business	-	-	426	426
Total impaired loans	$-	$-	$2,978	$2,978

Real estate held for sale	$-	$-	$239	$239

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(20 - continued)

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2017.  The Company had no liabilities measured at fair value as of December 31, 2017.

December 31, 2017:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$14,396	$-	$14,396
Agency CMO	-	8,579	-	8,579
Federal agency	-	999	-	999
Municipal obligations	-	21,742	-	21,742
Total securities available for sale	$-	$45,716	$-	$45,716

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$2,154	$2,154
Commercial real estate	-	-	991	991
Commercial business	-	-	467	467
Total impaired loans	$-	$-	$3,612	$3,612

Foreclosed real estate:
One-to-four family residential	$-	$-	$138	$138
Commercial real estate	-	-	38	38
Total foreclosed real estate	$-	$-	$176	$176

Real estate held for sale	$-	$-	$270	$270

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company's financial assets carried at fair value or the lower of cost or fair value.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(20 - continued)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At December 31, 2018 and 2017, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management's estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.

The Company recognized a recapture of provisions for loan losses of $37,000 and $5,000 for the years ended December 31, 2018 and 2017, respectively, for impaired loans.

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

At December 31, 2018, the Company did not own any foreclosed real estate.  At December 31, 2017, the significant unobservable inputs used in the fair value measurement of foreclosed real estate included a discount from appraised value (including estimated costs to sell the property) ranging from 8% to 15% with a weighted average discount from appraised value of 10%.

The Company did not recognize any charges to write down foreclosed real estate to fair value during the years ended December 31, 2018 and 2017.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(20 - continued)

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.

The Company recognized charges to write down real estate held for sale to fair value of $31,000 and $55,000 during the years ended December 31, 2018 and 2017, respectively.

Transfers Between Categories.  There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2018 and 2017.  There were no transfers in or out of the Company's Level 3 financial assets for the years ended December 31, 2018 and 2017.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

(21)            PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

BALANCE SHEET
(In thousands)
As of
December 31
2018
ASSETS
Cash and due from banks	$12,885
Other assets	99
Investment in subsidiary	35,905

$48,889

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$46
Stockholders' equity	48,843

$48,889

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

(21 - continued)

STATEMENT OF INCOME
(In thousands)
Year Ended
December 31,
2018

Other operating expenses	$(319)

Loss before income taxes and equity in undistributed net income of subsidiary	(319)

Income tax benefit	(89)

Loss before equity in undistributed net income of subsidiary	(230)
Equity in undistributed net income of subsidiary	1,643

Net Income	$1,413

STATEMENT OF CASH FLOWS
(In thousands)
Year Ended
December 31,
2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,643)
Net change in other assets and liabilities	(53)
Net Cash Used In Operating Activities	(283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,374
Investment in Bank	(10,162)
Contribution of Mid-Southern, M.H.C.	1,023
Cash dividends paid	(67)
Net Cash Provided By Financing Activities	13,168

Net Increase in Cash and Cash Equivalents	12,885

Cash and cash equivalents at beginning of year	-

Cash and Cash Equivalents at End of Year	$12,885

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018 AND 2017

 (22)            SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2018	(In thousands, except per share data)

Interest income	$1,657	$1,759	$1,898	$1,962	$7,276
Interest expense	174	182	186	187	729
Net interest income	1,483	1,577	1,712	1,775	6,547
Recapture of provision for loan losses	-	-	-	(200)	(200)
Net interest income after
provision for loan losses	1,483	1,577	1,712	1,975	6,747
Noninterest income	209	205	210	216	840
Noninterest expenses	1,294	1,424	1,589	1,572	5,879
Income before income taxes	398	358	333	619	1,708
Income tax expense	77	62	57	99	295
Net income	$321	$296	$276	$520	$1,413

Earnings per common share
Basic	$0.09	$0.09	$0.08	$0.15	$0.41
Diluted	$0.09	$0.09	$0.08	$0.15	$0.41

2017

Interest income	$1,620	$1,608	$1,624	$1,626	$6,478
Interest expense	162	167	161	165	655
Net interest income	1,458	1,441	1,463	1,461	5,823
Recapture of provision for loan losses	(300)	-	-	(400)	(700)
Net interest income after
provision for loan losses	1,758	1,441	1,463	1,861	6,523
Noninterest income	215	208	214	247	884
Noninterest expenses	1,255	1,259	1,331	1,407	5,252
Income before income taxes	718	390	346	701	2,155
Income tax expense	251	122	105	504	982
Net income	$467	$268	$241	$197	$1,173

Earnings per common share
Basic	$0.13	$0.08	$0.07	$0.06	$0.34
Diluted	$0.13	$0.08	$0.07	$0.06	$0.34

Share and per share amounts for periods prior to the date of completion of the Conversion on July 11, 2018 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements attributable to errors or fraud may occur and not be detected.

(b)  Changes in Internal Controls: There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)  Management's Annual Report on Internal Control Over Financial Reporting: The management of Mid-Southern Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Mid-Southern Bancorp, Inc. has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm that audits the Company's consolidated financial statements has audited the Company's internal control over financial reporting as of December 31, 2018. The attestation report, appearing in "Item 8: Financial Statements and Supplementary Data" of this Form 10-K, expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2018 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders, and "Part I - Business -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders.

Code of Ethics

On April 18, 2018, the Board of Directors adopted the Officer and Director Code of Ethics. The Code of Ethics is applicable to each of the Company's officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company's website at www.mid-southern.com.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Bailey (Chairman), Fisher, C. Lamb, Allemeier, and Koch. Each member of the Audit Committee, other than C. Lamb, is "independent," as defined in the Nasdaq Stock Market Listing Standards. The Company's Board of Directors has designated Mr. Bailey, Audit Committee Chairman, as its financial expert, as defined in SEC's Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company's equity compensation plan as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
Mid-Southern Savings Bank FSB 2010 Equity Incentive Plan	2,808	$5.97	121,937

Equity compensation plans not approved by security holders:	-	-	-

Total	2,808	$5.97	121,937

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings "Related Party Transactions" and "Director Independence" under the heading "Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned "Independent Registered Public Accounting Firm" in the Company's Proxy Statement for the 2019 Annual Meeting of Stockholders (excluding the information contained under the heading of "Report of the Audit Committee") is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)    1.    Financial Statements
See "Part II –Item 8. Financial Statements and Supplementary Data."

       2.   Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits:

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc. (1)
10.1	Form of Mid-Southern Savings Bank, FSB Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey (1)
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (2)
14	Code of Ethics (3)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Mid-Southern Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

____________
(1) Filed as exhibits to Mid-Southern Bancorp, Inc.'s Registration Statement on Form S-1 (333-223875).
(2) Filed as an exhibit to Mid-Southern Bancorp, Inc.'s Registration Statement on Form S-8 (333-226919).
(3) The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.mid-southern.com.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.

Date: March 22, 2019	By: /s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dana J. Dunbar	By: /s/ Alexander G. Babey
Dana J. Dunbar	Alexander G. Babey
Chairman of the Board of Directors	President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 22, 2019	Date: March 22, 2019

By: /s/ Erica B. Schmidt	By: /s/ Paul G. Allemeier
Erica B. Schmidt	Paul G. Allemeier
Executive Vice President and	Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 22, 2019	Date: March 22, 2019

By: /s/ Larry R. Bailey	By: /s/ Trent L. Fisher
Larry R. Bailey	Trent L. Fisher
Director	Director

Date: March 22, 2019	Date: March 22, 2019

By: /s/ Charles W. Lamb	By: /s/ Kermit A. Lamb
Charles W. Lamb	Kermit A. Lamb
Director	Director

Date: March 22, 2019	Date: March 22, 2019

By: /s/ Brent A. Rosenbaum	By: /s/ Eric A. Koch
Brent A. Rosenbaum	Eric A. Koch
Director	Director

Date: March 22, 2019	Date: March 22, 2019

EXHIBIT INDEX

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following materials from Mid-Southern Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements