Form 10-Q
period 2019-03-31
Mid-Southern Bancorp, Inc.
filed 2019-05-13
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                    to

Commission File No. 001-38491

Mid-Southern Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

300 North Water Street, Salem, Indiana 47167 812-883-2639
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
Yes     X      No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes X     No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____   No   X

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	MSVB	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 1, 2019, there were 3,565,196 shares of the registrant's common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1.  Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information) (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$938	$884
Interest-bearing deposits with banks	9,117	11,816
Cash and cash equivalents	10,055	12,700

Securities available for sale, at fair value	50,971	53,140
Securities held to maturity	71	100

Loans, net	129,458	126,293

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	239	239
Premises and equipment	1,904	1,928
Accrued interest receivable:
Loans	454	435
Securities	317	396
Cash value of life insurance	3,737	3,718
Other assets	683	935

Total Assets	$198,667	$200,662

LIABILITIES
Deposits:
Noninterest-bearing	$17,339	$18,334
Interest-bearing	131,148	132,774
Total deposits	148,487	151,108

Accrued expenses and other liabilities	568	711
Total Liabilities	149,055	151,819

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value,
3,565,430 shares issued and 3,565,196 shares outstanding	36	36
Additional paid-in capital	30,309	30,302
Retained earnings, substantially restricted	20,967	20,672
Accumulated other comprehensive gain (loss)	275	(166)
Unearned ESOP shares	(1,971)	(1,997)
Unearned stock compensation plan	(1)	(1)
Treasury stock, at cost - 234 shares	(3)	(3)
Total Stockholders' Equity	49,612	48,843

Total Liabilities and Stockholders' Equity	$198,667	$200,662

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share information) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$1,542	$1,344
Investment securities:
Mortgage-backed securities	149	106
Municipal tax exempt	165	102
Other debt securities	69	71
Federal Home Loan Bank dividends	13	13
Interest-bearing deposits with banks and time deposits	47	21
Total interest income	1,985	1,657
INTEREST EXPENSE
Deposits	186	165
Borrowings	-	9
Total interest expense	186	174
Net interest income	1,799	1,483
Provision for loan losses	-	-
Net interest income after provision for loan losses	1,799	1,483
NONINTEREST INCOME
Deposit account service charges	76	95
Increase in cash value of life insurance	18	18
ATM and debit card fee income	89	84
Other income	10	12
Total noninterest income	193	209
NONINTEREST EXPENSE
Compensation and benefits	758	680
Occupancy and equipment	101	119
Data processing	296	180
Professional fees	149	107
Net gain on foreclosed real estate	-	(16)
Directors' fees	44	45
Supervisory examinations	19	18
Deposit insurance premiums	13	14
Other expenses	182	147
Total noninterest expense	1,562	1,294
Income before income taxes	430	398
Income tax expense	68	77
Net Income	$362	$321
Earnings per common share (1):
Basic	$0.11	$0.09
Diluted	$0.11	$0.09
(1)  Per share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the second-step mutual to stock conversion ("Conversion") (2.3462 to one). See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net Income	$362	$321

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	586	(817)
Income tax (expense) benefit	(145)	203
Net of tax amount	441	(614)

Other Comprehensive Income (Loss), net of tax	441	(614)

Total Comprehensive Income (Loss)	$803	$(293)

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$-	$(3)	$(95)	$24,154

Net income	-	-	321	-	-	-	-	321

Other comprehensive income (loss)	-	-	-	(614)	-	-	-	(614)

Grant of common stock for
stock compensation	-	2	-	-	-	(2)	-	-

Balances at March 31, 2018	$1,472	$3,503	$19,647	$(661)	$-	$(5)	$(95)	$23,861

Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	-	-	362	-	-	-	-	362

Other comprehensive income	-	-	-	441	-	-	-	441

Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)

ESOP shares committed to
be released	-	7	-	-	26	-	-	33

Balances at March 31, 2019	$36	$30,309	$20,967	$275	$(1,971)	$(1)	$(3)	$49,612

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	45	11
Depreciation expense	24	28
ESOP compensation expense	33	-
Deferred income taxes	3	22
Increase in cash value of life insurance	(18)	(18)
Net realized and unrealized gain on foreclosed real estate	-	(16)
Decrease in accrued interest receivable	60	4
Net change in other assets and liabilities	(40)	(78)
Net Cash Provided By Operating Activities	469	274

CASH FLOWS FROM INVESTING ACTIVITIES
Principal collected on mortgage-backed securities available for sale	2,326	2,085
Proceeds from maturities of securities available for sale	385	-
Principal collected on mortgage-backed securities held to maturity	4	24
Proceeds from maturities of securities held to maturity	25	-
Net increase in loans receivable	(3,165)	(1,495)
Proceeds from the sale of foreclosed real estate	-	243
Purchase of premises and equipment	-	(1)
Investment in cash value of life insurance	(1)	(1)
Net Cash (Used In) Provided By Investing Activities	(426)	855

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,621)	4,744
Net increase in borrowings from Federal Home Loan Bank	-	3,000
Cash dividends paid	(67)	-
Net Cash (Used In) Provided By Financing Activities	(2,688)	7,744

Net Increase (Decrease) in Cash and Cash Equivalents	(2,645)	8,873

Cash and cash equivalents at beginning of period	12,700	7,464

Cash and Cash Equivalents at End of Period	$10,055	$16,337

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

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2019 ("2018 Form 10-K").

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary.  All material intercompany balances and transactions have been eliminated in consolidation.  Certain prior period amounts have been reclassified to conform with the current period presentation.  The reclassifications had no effect on net income or stockholders' equity. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the allowance for loan losses, the valuation of foreclosed real estate and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

As an "emerging growth company," as defined in Title 1 of Jumpstart Our Business Startups ("JOBS") Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2019, the Company does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Company's assessment of its revenue recognition policies under the Financial Accounting Standards Board ("FASB") topic 606 is not yet complete.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Conversion, the Company sold a total of 2,559,871 shares of common stock in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank's employee stock ownership plan ("ESOP") funded by a loan from the Company (see Note 6).  All shares were sold at a purchase price of $10.00 per share.  Costs to complete the stock offering were deducted from the gross proceeds of the offering.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities at March 31, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2019:	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$8,931	$-	$177	$8,754
Agency CMO	13,437	133	97	13,473
	22,368	133	274	22,227

Other debt securities:
Municipal obligations	28,236	584	76	28,744

Total securities available
for sale	$50,604	$717	$350	$50,971

Securities held to maturity:
Agency MBS	$51	$1	$-	$52
Municipal obligations	20	-	-	20

Total securities held to
maturity	$71	$1	$-	$72

December 31, 2018:

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,140	$-	$269	$8,871
Agency CMO	15,569	114	124	15,559
	24,709	114	393	24,430

Other debt securities:
Municipal obligations	28,653	267	210	28,710

Total securities available
for sale	$53,362	$381	$603	$53,140

Securities held to maturity:
Agency MBS	$55	$1	$-	$56
Municipal obligations	45	-	-	45

Total securities held to
maturity	$100	$1	$-	$101

The amortized cost and fair value of debt securities as of March 31, 2019, by contractual maturity, are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$20	$20
Due after one year through five years	850	889	-	-
Due after five years through ten years	6,826	6,868	-	-
Due after ten years	20,560	20,987	-	-
	28,236	28,744	20	20
MBS and CMO	22,368	22,227	51	52

	$50,604	$50,971	$71	$72

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At March 31, 2019, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
March 31, 2019:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	1	1,893	8

Continuous loss position more than 12 months:
Agency MBS	11	8,754	177
Agency CMO	4	3,802	89
Municipal obligations	6	3,622	76
Total more than 12 months	21	16,178	342

Total securities available for sale	22	$18,071	$350

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2018, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At December 31, 2018, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
	Positions	Value	Losses
December 31, 2018:

Securities available for sale:
Continuous loss position less than 12 months:
Municipal obligations	7	$3,258	$19

Continuous loss position more than 12 months:
Agency MBS	11	8,871	269
Agency CMO	6	5,666	124
Municipal obligations	21	11,611	191
Total more than 12 months	38	26,148	584

Total securities available for sale	45	$29,406	$603

MID-SOUTHERN BANCORP, INC.
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

At March 31, 2019, the debt securities in the available for sale classification in a loss position had depreciated approximately 1.9% from the amortized cost basis.  All of the debt securities in a loss position at March 31, 2019 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer's financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.  As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at March 31, 2019, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

4.            Loans and Allowance for Loan Losses

The Company's loan and allowance for loan loss policies are as follows:

Loans Held for Investment. Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgages, commercial business and consumer loans.  A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana.  The ability of the Company's customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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
(Unaudited)

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

Management's determination of the allowance for loan losses considers changes and trends in the following qualitative loss factors:  lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and management experience, national and local economic conditions, new loan trends, past due and nonaccrual loans, loan reviews, collateral values, credit concentrations and other internal and external factors such as competition, legal and regulatory changes.  Each loan pool's historical loss rate is adjusted based on positive or negative changes in the qualitative loss factor.  This adjustment is what determines the adjust loss rate used in management's allowance for loan loss adequacy calculation.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors.  Management also monitors the differences between estimated and actual incurred loan losses for loans considered impaired in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The following portfolio segments are considered in the allowance for loan loss analysis:  one-to-four family residential real estate, multi-family residential real estate, residential construction, commercial construction, commercial real estate non owner occupied, commercial real estate owner occupied, junior liens, home equity lines of credit, commercial business, and consumer loans.

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by non-owner-occupied residential investment properties and multi-family residential investment properties.  Also, included within the residential real estate loan portfolio are home equity loans and junior lien loans, which are secured by liens on the borrower's personal residence.  The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower's or tenant's personal cash flow and employment status.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer loans consist primarily of home improvement loans, automobile and truck loans, boat loans, mobile home loans, loans secured by savings deposits, and other personal loans. The risks associated with these loans are related to the local housing market and local economic conditions including the unemployment level.

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company's historical loss experience used to estimate the general component of the allowance for loan losses as discussed above.  Specific reserves are not considered charge-offs in management's evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At March 31, 2019, the Company had 12 loans for which partial charge-offs in the aggregate of $247,000 had been recorded.

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

At March 31, 2019 and December 31, 2018, the recorded investments in loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $96,000 and $170,000, respectively.

Loans at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Real estate mortgage loans:
One-to-four family residential	$80,896	$80,322
Multi-family residential	8,754	7,054
Commercial real estate	28,560	27,153
Commercial real estate construction	3,891	5,100
Commercial business loans	6,805	5,939
Consumer loans	2,036	2,199
Total loans	130,942	127,767

Deferred loan origination fees and costs, net	30	30
Allowance for loan losses	(1,514)	(1,504)

Loans, net	$129,458	$126,293

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company's recorded investment in loans at March 31, 2019:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$80,896	$8,754	$3,891	$28,560	$6,805	$2,036	$130,942

Accrued interest receivable	288	21	6	98	34	7	454

Net deferred loan fees/costs	19	(9)	(31)	(5)	11	45	30

Recorded investment in loans	$81,203	$8,766	$3,866	$28,653	$6,850	$2,088	$131,426

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,661	$-	$-	$840	$455	$-	$3,956

Collectively evaluated for impairment	78,542	8,766	3,866	27,813	6,395	2,088	127,470

Ending Balance	$81,203	$8,766	$3,866	$28,653	$6,850	$2,088	$131,426

The following table provides the components of the Company's recorded investment in loans at December 31, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$80,322	$7,054	$5,100	$27,153	$5,939	$2,199	$127,767

Accrued interest receivable	293	16	8	90	23	5	435

Net deferred loan fees/costs	16	(9)	(31)	(3)	10	47	30

Recorded investment in loans	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,623	$-	$-	$868	$470	$-	$3,961

Collectively evaluated for impairment	78,008	7,061	5,077	26,372	5,502	2,251	124,271

Ending Balance	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$26	$-	$-	$21	$39	$-	$86

Collectively evaluated for impairment	966	75	38	262	64	23	1,428

Ending balance	$992	$75	$38	$283	$103	$23	$1,514

An analysis of the allowance for loan losses as of December 31, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$34	$-	$-	$22	$44	$-	$100

Collectively evaluated for impairment	978	59	48	237	54	28	1,404

Ending balance	$1,012	$59	$48	$259	$98	$28	$1,504

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(30)	16	(10)	24	5	(5)	-
Charge-offs	-	-	-	-	-	(5)	(5)
Recoveries	10	-	-	-	-	5	15

Ending balance	$992	$75	$38	$283	$103	$23	$1,514

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,070	$220	$20	$269	$111	$33	$1,723
Provisions	38	(29)	7	(8)	(8)	-	-
Charge-offs	(72)	-	-	-	-	(3)	(75)
Recoveries	9	-	-	2	-	3	14

Ending balance	$1,045	$191	$27	$263	$103	$33	$1,662

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's impaired loans as of March 31, 2019 and for the three months ended March 31, 2019 and March 31, 2018.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for either of the three-month periods ended March 31, 2019 and 2018:

	At March 31, 2019			Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
				(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,637	$1,945	$-	$1,424	$8	$1,694	$3
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	375	379	-	385	1	651	4
Commercial business	45	45	-	48	-	10	-
Consumer	-	-	-	-	-	-	-
	$2,057	$2,369	$-	$1,857	$9	$2,355	$7

Loans with an allowance recorded:
One-to-four family residential	$264	$314	$26	$454	$3	$696	$8
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	351	350	21	354	5	361	6
Commercial business	410	462	39	415	6	511	7
Consumer	-	-	-	-	-	-	-
	$1,025	$1,126	$86	$1,223	$14	$1,568	$21

Total:
One-to-four family residential	$1,901	$2,259	$26	$1,878	$11	$2,390	$11
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	726	729	21	739	6	1,012	10
Commercial business	455	507	39	463	6	521	7
Consumer	-	-	-	-	-	-	-
	$3,082	$3,495	$86	$3,080	$23	$3,923	$28

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company's impaired loans as of December 31, 2018:
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
		(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,212	$1,614	$-
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	394	398	-
Commercial business	50	49	-
Consumer	-	-	-

	$1,656	$2,061	$-

Loans with an allowance recorded:

One-to-four family residential	$645	$691	$34
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	357	356	22
Commercial business	420	474	44
Consumer	-	-	-

	$1,422	$1,521	$100

Total:

One-to-four family residential	$1,857	$2,305	$34
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	751	754	22
Commercial business	470	523	44
Consumer	-	-	-

	$3,078	$3,582	$100

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at March 31, 2019 and December 31, 2018:

	At March 31, 2019			At December 31, 2018
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$1,020	$-	$1,020	$978	$-	$978
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	295	-	295	313	-	313
Commercial business	-	-	-	4	-	4
Consumer	-	-	-	-	-	-

Total	$1,315	$-	$1,315	$1,295	$-	$1,295

The following tables present the aging of the recorded investment in loans at March 31, 2019 and December 31, 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2019:	(In thousands)

One-to-four family residential	$2,263	$138	$157	$2,558	$78,645	$81,203
Multi-family residential	-	-	-	-	8,766	8,766
Construction	-	-	-	-	3,866	3,866
Commercial real estate	5	-	-	5	28,648	28,653
Commercial business	-	-	-	-	6,850	6,850
Consumer	12	-	-	12	2,076	2,088

Total	$2,280	$138	$157	$2,575	$128,851	$131,426

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2018:

One-to-four family residential	$1,912	$853	$205	$2,970	$77,661	$80,631
Multi-family residential	-	-	-	-	7,061	7,061
Construction	-	-	-	-	5,077	5,077
Commercial real estate	232	98	-	330	26,910	27,240
Commercial business	-	-	-	-	5,972	5,972
Consumer	-	-	-	-	2,251	2,251

Total	$2,144	$951	$205	$3,300	$124,932	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to- Four Family	Multi- Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
March 31, 2019:	(In thousands)

Pass	$79,085	$8,766	$3,866	$28,017	$6,395	$2,088	$128,217
Special mention	-	-	-	-	-	-	-
Substandard	2,118	-	-	636	455	-	3,209
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$81,203	$8,766	$3,866	$28,653	$6,850	$2,088	$131,426

December 31, 2018:

Pass	$78,487	$7,061	$5,077	$26,578	$5,502	$2,251	$124,956
Special mention	-	-	-	-	-	-	-
Substandard	2,144	-	-	662	470	-	3,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

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

The following table summarizes the Company's TDRs by accrual status as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$880	$-	$880	$26	$879	$-	$879	$34
Commercial real estate	431	150	581	21	439	155	594	22
Commercial business	455	-	455	39	467	4	471	44

Total	$1,766	$150	$1,916	$86	$1,785	$159	$1,944	$100

At both March 31, 2019 and December 31, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)

One-to-Four Family Residential	-	$-	$-	1	$44	$71
Commercial real estate	1	158	158	-	-	-

Total	1	$158	$158	1	$44	$71

For TDRs that were restructured during the three months ended March 31, 2019 and 2018, the terms of modifications included a reduction of the stated interest rate, extension of the maturity date, and the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three months ended March 31, 2019 and 2018.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three months ended March 31, 2019 and 2018.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.            Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three months ended March 31, 2019 and 2018.  Share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).

	Three Months Ended
	March 31,	March, 31
(Dollars in thousands, except per share data)	2019	2018

Basic
Earnings:
Net income	$362	$321

Shares:
Weighted average common
shares outstanding	3,366,385	3,452,203

Net income per common share, basic	$0.11	$0.09

Diluted
Earnings:
Net income	$362	$321

Shares:
Weighted average common
shares outstanding	3,366,385	3,452,203
Add: Dilutive effect of stock options	1,341	1,217
Add: Dilutive effect of restricted stock	144	49

Weighted average common
shares outstanding, as adjusted	3,367,870	3,453,469

Net income per common share, diluted	$0.11	$0.09

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.            Employee Stock Ownership Plan

In connection with the Conversion, the Bank established a leveraged ESOP for eligible employees of the Company and the Bank.  The ESOP trust purchased 204,789 shares of Company common stock at the initial public offering price of $10.00 per share financed by a 20-year term loan with the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced by employer contributions.  Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts.  Dividends payable on unallocated shares are not considered dividends for financial reporting purposes.  Shares held by the ESOP trust are held in a suspense account and allocated to participant accounts as principal and interest payments are made by the ESOP to the Company.  Payments of principal and interest are due annually on December 31st, the Company's fiscal year end.

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

Compensation expense recognized for the three months ended March 31, 2019 was $33,000.  The ESOP trust held 5,147 allocated shares and 199,642 unallocated shares of Company common stock at March 31, 2019.  The fair value of the unallocated shares was $2,482,000 at March 31, 2019.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Fair Value Measurements

FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company's financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018.  The Company had no liabilities measured at fair value as of March 31, 2019 or December 31, 2018.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$8,754	$-	$8,754
Agency CMO	-	13,473	-	13,473
Municipal obligations	-	28,744	-	28,744
Total securities available for sale	$-	$50,971	$-	$50,971

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,875	$1,875
Commercial real estate	-	-	705	705
Commercial business	-	-	416	416
Total impaired loans	$-	$-	$2,996	$2,996

Real estate held for sale	$-	$-	$239	$239

December 31, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$8,871	$-	$8,871
Agency CMO	-	15,559	-	15,559
Municipal obligations	-	28,710	-	28,710
Total securities available for sale	$-	$53,140	$-	$53,140

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,823	$1,823
Commercial real estate	-	-	729	729
Commercial business	-	-	426	426
Total impaired loans	$-	$-	$2,978	$2,978

Real estate held for sale	$-	$-	$239	$239

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At March 31, 2019 and December 31, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management's estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.  The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $15,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.  The Company did not recognize any charges to write down real estate held for sale during the three months ended March 31, 2019 and 2018.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three months ended March 31, 2019 and 2018.  There were no transfers into or out of the Company's Level 3 financial assets for the three months ended March 31, 2019 and 2018.

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

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

March 31, 2019:

Financial assets:
Cash and cash equivalents	$10,055	$10,055	$-	$-
Securities available for sale	50,971	-	50,971	-
Securities held to maturity	71	-	71	-
Loans, net	129,458	-	-	129,884
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	771	-	771	-

Financial liabilities:
Deposits	148,487	-	-	147,665

December 31, 2018:

Financial assets:
Cash and cash equivalents	$12,700	$12,700	$-	$-
Securities available for sale	53,140	-	53,140	-
Securities held to maturity	100	-	100	-
Loans, net	126,293	-	-	125,908
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	831	-	831	-

Financial liabilities:
Deposits	151,108	-	-	150,020

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Recent Accounting Pronouncements

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in the ASU is permitted.  In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. This ASU amended the new leases standard to reinstate the exception in Leases (Topic 842) for lessors that are not manufacturers or dealers in regards to determining the fair value of the underlying assets.  Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset unless a significant lapse of time occurs between the acquisition of the underlying asset and lease commencement, in which case, those lessors will be required to apply the definition of fair value (exit price) in Fair Value Measurements and Disclosures (Topic 820).  In addition, this ASU amended the new leases standard to clarify the presentation on the Statement of Cash Flows principal payments received under leases for depository and lending institutions for Sales-Type and Direct Financing Leases.  Specifically for these entities and leases, all principal payments received under leases will be presented within investing activities on the Statement of Cash Flows.  Finally, this ASU amended the new leases standard to explicitly provide an exception to paragraph 250-10-50-3 interim disclosure requirements for an entity electing the transition method of implementation.  The amendments have the same effective date as ASU 2016-02.  The effect of the adoption of these ASUs will depend on leases at time of adoption.  Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on its regulatory capital ratios.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

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

•	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;

•	our ability to attract and retain deposits;

•
our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC, including our 2018 Form 10-K.

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

The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors. The qualitative factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;
•	National, regional and local economic and business conditions as well as the condition of various market segments;
•	Nature and volume of the portfolio and terms of the loans;
•	Experience, ability and depth of the lending management and staff;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio;
•	Volume and severity of past due, classified and non-accrual loans, as well as other loan modifications; and
•	Quality of our loan review system and the degree of oversight by our board of directors.

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

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets decreased $2.0 million, or 1.0%, to $198.7 million at March 31, 2019 from $200.7 million at December 31, 2018.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $2.6 million, or 20.8%, to $10.1 million at March 31, 2019 from $12.7 million at December 31, 2018.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  Net loans receivable increased $3.2 million, or 2.5%, to $129.5 million at March 31, 2019 from $126.3 million at December 31, 2018.  The increase in net loans receivable was due primarily to increases in commercial real estate, multi-family residential and commercial business loans partially offset by a decline in commercial real estate construction loans originated during the first three months of 2019.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $2.2 million, or 4.1%, to $51.0 million at March 31, 2019 from $53.1 million at December 31, 2018.   The decrease for the three months ended March 31, 2019 was due primarily to principal collections on federal agency mortgage-backed securities of $2.3 million and a maturity of a $385,000 municipal obligation partially offset by a $586,000 increase in the gross unrealized gain in the portfolio.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Securities held to maturity decreased $29,000, or 29.0%, to $71,000 at March 31, 2019 from $100,000 at December 31, 2018 primarily due to principal repayments on U.S. government agency mortgage-backed securities.

Deposits.   Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits decreased $2.6 million, or 1.7%, to $148.5 million at March 31, 2019 from $151.1 million at December 31, 2018.

Borrowings.   The Company had no outstanding borrowings at either March 31, 2019 or December 31, 2018.

Stockholders' Equity.   Stockholders' equity increased $769,000 to $49.6 million at March 31, 2019 from $48.8 million at December 31, 2018.  The increase was primarily due to net income of $362,000 for the three months ended March 31, 2019 and a $441,000 increase in the net unrealized gain on securities available for sale, net of tax.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Income.   Net income was $362,000 ($0.11 per common share diluted) for the three months ended March 31, 2019, compared to net income of $321,000 ($0.09 per common share diluted) for the three months ended March 31, 2018.  The primary reasons for this improvement were due to an increase in net interest income after provision for loan losses partially offset by an increase in non-interest expense.

Net Interest Income.  Net interest income after provision for loan losses increased $316,000, or 21.3%, to $1.8 million for the three months ended March 31, 2019 compared to $1.5 million for the three months ended March 31, 2018 primarily due to an increase in the interest rate spread.

Total interest income increased $328,000, or 19.8%, to $2.0 million for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018.  The increase resulted primarily from an increase in the average balance of interest-earning assets to $190.7 million for the three months ended March 31, 2019 compared to $171.1 million for the three months ended March 31, 2018.   The average tax-equivalent yield on interest-earning assets was 4.26% for the three months ended March 31, 2019 compared to 3.94% for the three months ended March 31, 2018.

Total interest expense increased $12,000, or 6.9%, to $186,000 for the three months ended March 31, 2019 compared to $174,000 for the three months ended March 31, 2018 due to an increase in the average cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities decreased to $131.2 million for the three months ended March 31, 2019 from $136.8 million for the three months ended March 30, 2018.  The average cost of interest-bearing liabilities was 0.57% for the three months ended March 31, 2019 compared to 0.51% for the three months ended March 31, 2018.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased to 3.69% from 3.43% and the net interest margin increased to 3.87% from 3.53% for the quarters ended March 31, 2019 and 2018, respectively.

Provision for Loan Losses. Non-performing loans were $1.3 million, or 1.0% of total loans, at both March 31, 2019 and December 31, 2018. At March 31, 2019, $597,000 or 46.0% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses", the Company did not record a provision for loan losses for either of the three-month periods ended March 31, 2019 or 2018.

Noninterest Income.  Noninterest income decreased $16,000, or 7.7%, to $193,000 for the three months ended March 31, 2019 from $209,000 for the three months ended March 30, 2018. The decrease was primarily due to decreases in deposit account service charges of $19,000 and in other income of $2,000, partially offset by an increase in ATM and debit card fee income of $5,000.

Noninterest Expense.  Noninterest expense increased $268,000, or 20.7%, to $1.6 million for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018. Compensation and benefits increased $78,000, or 11.5%, to $758,000 compared to $680,000 due to normal salary adjustments, an increase in medical insurance premiums and an increase in the number of full-time equivalent employees.  Data processing expense increased $116,000, or 64.4%, to $296,000 for the current quarter compared to $180,000 for the same quarter last year primarily due to $96,000 of contract termination expenses related to the Bank's core processing system conversion.  Professional fees increased $42,000, or 39.3%, to $149,000 compared to $107,000 for the same quarter last year due to expenses related to operating as a public company and establishment and administration of the Bank's ESOP.  A $16,000 net gain on foreclosed real estate was recognized for the three months ended March 31, 2018 compared to none for the three months ended March 31, 2019.  Other expenses increased $35,000, or 23.8%, to $182,000 for the current quarter compared to $147,000 for the same quarter last year due to increased ATM and debit card fees reflecting higher transaction volume.  These increases were partially offset by decreases of $18,000, or 15.1%, in occupancy and equipment expenses.

Income Tax Expense.    Income tax expense was $68,000 for the three months ended March 31, 2019 compared to $77,000 for the three months ended March 31, 2018 resulting from the reduction in our effective corporate income tax rate to 15.8% compared to 19.3%.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At March 31, 2019, we had $61.0 million in cash and investment securities available for sale generally available for its cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.   At March 31, 2019, we had the ability to borrow an additional $17.3 million in FHLB advances, subject to certain collateral requirements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any net proceeds retained upon completion of the Conversion, any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.  On a stand-alone basis, the Company had liquid assets of $12.7 million at March 31, 2019.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At March 31, 2019, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $14.7 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2019, totaled $16.9 million.  It is management's policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency ("OCC").  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC.  Based on capital levels at March 31, 2019, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

The Bank's actual capital amounts and ratios are presented in the following table.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2019:

Total Capital (to risk
weighted assets)	$37,976	32.4%	$12,296	10.500%	$ 11,710	10.0%

Tier 1 Capital (to risk
weighted assets)	$36,512	31.2%	$ 9,954	8.500%	$ 9,368	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,512	31.2%	$ 8,197	7.000%	$ 7,612	6.5%

Tier 1 Capital (to average
adjusted total assets)	$36,512	18.3%	$ 7,983	4.000%	$ 9,979	5.0%

As of December 31, 2018:

Total Capital (to risk
weighted assets)	$37,542	31.9%	$11,608	9.875%	$11,755	10.0%

Tier 1 Capital (to risk
weighted assets)	$36,073	30.7%	$ 9,257	7.875%	$ 9,404	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,073	30.7%	$ 7,494	6.375%	$ 7,641	6.5%

Tier 1 Capital (to average
adjusted total assets)	$36,073	18.0%	$ 8,024	4.000%	$10,030	5.0%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At March 31, 2019, the Bank's common equity Tier 1 capital exceeded the required capital conservation buffer of an amount more than 2.5%.

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

For the three months ended March 31, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company's financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company's market risk, see "Risk Factors" in the Company's 2018 Form 10-K.  As of March 31, 2019, the market risk of the Company has not changed materially from those disclosed in the 2018 Form 10-K.

Item 4. Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out as of March 31, 2019 under the supervision and with the participation of the Company's Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and several other members of the Company's senior management. In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company's CEO and CFO concluded that based on their evaluation at March 31, 2019, the Company's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC's rules and forms.

(b)            Changes in Internal Controls

There were no significant changes in the Company's internal control over financial reporting that occurred during the quarter-ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2018 Form 10-K, under the section titled "Risk Factors", which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company's 2018 Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MID-SOUTHERN BANCORP, INC. (Registrant)

Dated May 13, 2019	BY: /s/Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer (Principal Executive Officer)

Dated May 13, 2019	BY: /s/ Erica B. Schmidt
Erica B. Schmidt
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit No.	Exhibit Index Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company's Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.