Form 10-Q
period 2019-06-30
Mid-Southern Bancorp, Inc.
filed 2019-08-13
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ___________________

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
Yes     X      No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of August 7, 2019, there were 3,565,196 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

INDEX
Part I	Financial Information	Page

	Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2019
	and December 31, 2018 (unaudited)	3

	Consolidated Statements of Income for the three and
	six months ended June 30, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Comprehensive Income for the three
	and six months ended June 30, 2019 and 2018 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity
	for the six months ended June 30, 2019 and 2018 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2019 and 2018 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8-35

	Item 2. Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	36-45

	Item 3. Quantitative and Qualitative Disclosures About
	Market Risk	45

	Item 4. Controls and Procedures	46

Part II	Other Information

	Item 1. Legal Proceedings	47

	Item 1A. Risk Factors	47

	Item 2. Unregistered Sales of Equity Securities and
	Use of Proceeds	47

	Item 3. Defaults Upon Senior Securities	47

	Item 4. Mine Safety Disclosures	47

	Item 5. Other Information	47

	Item 6. Exhibits	48

Signatures		49

Item 1. Consolidated Financial Statements
MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information) (Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$909	$884
Interest-bearing deposits with banks	21,239	11,816
Cash and cash equivalents	22,148	12,700

Securities available for sale, at fair value	51,071	53,140
Securities held to maturity	67	100

Loans, net	126,606	126,293

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	239	239
Premises and equipment	1,881	1,928
Accrued interest receivable:
Loans	423	435
Securities	390	396
Cash value of life insurance	3,756	3,718
Other assets	320	935

Total Assets	$207,679	$200,662

LIABILITIES
Deposits:
Noninterest-bearing	$16,441	$18,334
Interest-bearing	129,839	132,774
Total deposits	146,280	151,108

Advances from Federal Home Loan Bank	10,000	-

Accrued expenses and other liabilities	593	711
Total Liabilities	156,873	151,819

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares
issued and 3,565,196 shares outstanding	36	36
Additional paid-in capital	30,315	30,302
Retained earnings, substantially restricted	21,197	20,672
Accumulated other comprehensive loss gain (loss)	1,207	(166)
Unearned ESOP shares	(1,945)	(1,997)
Unearned stock compensation plan	(1)	(1)
Treasury stock, at cost - 234 shares	(3)	(3)
Total Stockholders' Equity	50,806	48,843

Total Liabilities and Stockholders’ Equity	$207,679	$200,662

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share information) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$1,541	$1,418	$3,083	$2,762
Investment securities:
Mortgage-backed securities	139	103	288	209
Municipal tax exempt	164	102	329	204
Other debt securities	69	69	138	140
Federal Home Loan Bank dividends	10	8	23	21
Interest-bearing deposits with banks and time deposits	43	59	90	80
Total interest income	1,966	1,759	3,951	3,416

INTEREST EXPENSE
Deposits	205	176	391	341
Borrowings	-	6	-	15
Total interest expense	205	182	391	356

Net interest income	1,761	1,577	3,560	3,060

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	1,761	1,577	3,560	3,060

NONINTEREST INCOME
Deposit account service charges	91	87	167	182
Net gain on sales of securities available for sale	7	-	7	-
Increase in cash value of life insurance	18	18	36	36
ATM and debit card fee income	98	89	187	173
Other income	9	11	19	23
Total noninterest income	223	205	416	414

NONINTEREST EXPENSE
Compensation and benefits	816	756	1,574	1,436
Occupancy and equipment	98	112	199	231
Data processing	301	198	597	378
Professional fees	172	112	321	219
Net loss on foreclosed real estate	-	16	-	-
Directors' fees	48	44	92	89
Supervisory examinations	16	18	35	36
Deposit insurance premiums	12	12	25	26
Other expenses	184	156	366	303
Total noninterest expense	1,647	1,424	3,209	2,718

Income before income taxes	337	358	767	756

Income tax expense	40	62	108	139

Net Income	$297	$296	$659	$617

Earnings per common share (1):
Basic	$0.09	$0.09	$0.20	$0.18
Diluted	$0.09	$0.09	$0.20	$0.18

(1) Per share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the second-step mutual to stock conversion ("Conversion") (2.3462 to one). See Note 2 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Income	$297	$296	$659	$617

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	1,247	(13)	1,833	(831)
Income tax (expense) benefit	(310)	3	(455)	207
Net of tax amount	937	(10)	1,378	(624)

Reclassification adjustment for realized gains included
in net income during the period	7	-	7	-
Income tax expense	(2)	-	(2)	-
Net of tax amount	5	-	5	-

Other Comprehensive Income (Loss), net of tax	932	(10)	1,373	(624)

Total Comprehensive Income (Loss)	$1,229	$286	$2,032	$(7)
See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$-	$(3)	$(95)	$24,154

Net income	-	-	617	-	-	-	-	617

Other comprehensive loss	-	-	-	(624)	-	-	-	(624)

Grant of common stock for
stock compensation	-	2	-	-	-	(2)	-	-

Balances at June 30, 2018	$1,472	$3,503	$19,943	$(671)	$-	$(5)	$(95)	$24,147

Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	-	-	659	-	-	-	-	659

Other comprehensive income	-	-	-	1,373	-	-	-	1,373

Cash dividends ($0.04 per share)	-	-	(134)	-	-	-	-	(134)

ESOP shares committed to be
released	-	13	-	-	52	-	-	65

Balances at June 30, 2019	$36	$30,315	$21,197	$1,207	$(1,945)	$(1)	$(3)	$50,806

(1) Per share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one). See Note 2 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$659	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	91	19
Depreciation expense	50	62
ESOP compensation expense	65	-
Deferred income taxes	6	(4)
Increase in cash value of life insurance	(36)	(36)
Net gain on sales of securities available for sale	(7)	-
Decrease (increase) in accrued interest receivable	18	(54)
Net change in other assets and liabilities	29	95
Net Cash Provided By Operating Activities	875	699

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(400)	-
Principal collected on mortgage-backed securities available for sale	3,557	1,711
Proceeds from maturities of securities available for sale	385	1,000
Proceeds from sales of securities available for sale	278	-
Principal collected on mortgage-backed securities held to maturity	8	32
Proceeds from maturities of securities held to maturity	25	-
Net increase in loans receivable	(313)	(6,250)
Proceeds from the sale of foreclosed real estate	-	243
Purchase of premises and equipment	(3)	(9)
Investment in cash value of life insurance	(2)	(2)
Net Cash Provided By (Used In) Investing Activities	3,535	(3,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,828)	38,209
Net increase in borrowings from Federal Home Loan Bank	10,000	-
Cash dividends paid	(134)	-
Net Cash Provided By Financing Activities	5,038	38,209

Net Increase in Cash and Cash Equivalents	9,448	35,633

Cash and cash equivalents at beginning of period	12,700	7,464

Cash and Cash Equivalents at End of Period	$22,148	$43,097

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$391	$356
Net tax (refunds) payments	(43)	31

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

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019 (“2018 Form 10-K”).

In the opinion of management, the unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP.  All of these adjustments are of a normal, recurring nature.  Such adjustments are the only adjustments included in the unaudited consolidated financial statements.  Interim results are not necessarily indicative of results for a full year or any other period.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Conversion, the Company sold a total of 2,559,871 shares of common stock in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank’s employee stock ownership plan (“ESOP”) funded by a loan from the Company (see Note 6).  All shares were sold at a purchase price of $10.00 per share.  Costs to complete the stock offering were deducted from the gross proceeds of the offering.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities at June 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2019:	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$8,650	$8	$41	$8,617
Agency CMO	12,482	274	21	12,735
	21,132	282	62	21,352

Other debt securities:
Municipal obligations	28,333	1,386	-	29,719

Total securities available
for sale	$49,465	$1,668	$62	$51,071

Securities held to maturity:
Agency MBS	$47	$1	$-	$48
Municipal obligations	20	-	-	20

Total securities held to
maturity	$67	$1	$-	$68

December 31, 2018:

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,140	$-	$269	$8,871
Agency CMO	15,569	114	124	15,559
	24,709	114	393	24,430

Other debt securities:
Municipal obligations	28,653	267	210	28,710

Total securities available
for sale	$53,362	$381	$603	$53,140

Securities held to maturity:
Agency MBS	$55	$1	$-	$56
Municipal obligations	45	-	-	45

Total securities held to
maturity	$100	$1	$-	$101

The amortized cost and fair value of debt securities as of June 30, 2019, by contractual maturity, are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$20	$20
Due after one year through five years	850	906	-	-
Due after five years through ten years	6,816	7,061	-	-
Due after ten years	20,667	21,752	-	-
	28,333	29,719	20	20
MBS and CMO	21,132	21,352	47	48

	$49,465	$51,071	$67	$68

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At June 30, 2019, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
June 30, 2019:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	1	$1,731	$6

Continuous loss position more than 12 months:
Agency MBS	8	6,186	41
Agency CMO	3	1,872	15
Total more than 12 months	11	8,058	56

Total securities available for sale	12	$9,789	$62

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

At June 30, 2019, the debt securities in the available for sale classification in a loss position had depreciated approximately 0.63% from the amortized cost basis.  All of the debt securities in a loss position at June 30, 2019 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at June 30, 2019, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During both the three and six month periods ended June 30, 2019, the Company realized a gross gain of $7,000 on the sale of an available for sale municipal security.  There were no securities sales during the three and six month periods ended June 30, 2018.

4.   Loans and Allowance for Loan Losses

The Company’s loan and allowance for loan loss policies are as follows:

Loans Held for Investment. Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for loan losses. The Company grants real estate mortgages, commercial business and consumer loans.  A substantial portion of the loan portfolio is represented by mortgage loans to customers in southern Indiana.  The ability of the Company’s customers to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the Company’s actual loss history over the most recent twenty calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

Management’s determination of the allowance for loan losses considers changes and trends in the following qualitative loss factors:  lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and management experience, national and local economic conditions, new loan trends, past due and nonaccrual loans, loan reviews, collateral values, credit concentrations and other internal and external factors such as competition, legal and regulatory changes.  Each loan pool’s historical loss rate is adjusted based on positive or negative changes in the qualitative loss factor.  This adjustment is what determines the adjust loss rate used in management’s allowance for loan loss adequacy calculation.

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

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by non-owner-occupied residential investment properties and multi-family residential investment properties.  Also, included within the residential real estate loan portfolio are home equity loans and junior lien loans, which are secured by liens on the borrower’s personal residence.  The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower's or tenant's personal cash flow and employment status.

The Company’s construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects, and includes both owner-occupied and speculative investment properties.  Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower's ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

Commercial real estate loans are comprised of loans secured by various types of collateral including farmland, office buildings, warehouses, retail space and mixed-use buildings located in the Company’s primary lending area.  Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market.  Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates or general business operating cash flows that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates and the general level of business activity.  The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above.  Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At June 30, 2019, the Company had 11 loans for which partial charge-offs in the aggregate of $243,000 had been recorded.

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

At June 30, 2019, there were no loans secured by residential real estate property for which formal foreclosure proceedings are in process.  At December 31, 2018, the recorded investment in loans secured by residential real estate property for which formal foreclosure proceedings were in process was $170,000.

Loans at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Real estate mortgage loans:
One-to-four family residential	$78,674	$80,322
Multi-family residential	9,482	7,054
Residential construction	66	-
Commercial real estate	28,153	27,153
Commercial real estate construction	3,076	5,100
Commercial business loans	6,548	5,939
Consumer loans	2,064	2,199
Total loans	128,063	127,767

Deferred loan origination fees and costs, net	31	30
Allowance for loan losses	(1,488)	(1,504)

Loans, net	$126,606	$126,293

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2019:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$78,674	$9,482	$3,142	$28,153	$6,548	$2,064	$128,063

Accrued interest receivable	274	19	6	94	23	7	423

Net deferred loan fees/costs	21	(11)	(31)	(6)	11	47	31

Recorded investment in loans	$78,969	$9,490	$3,117	$28,241	$6,582	$2,118	$128,517

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,467	$-	$-	$765	$440	$-	$3,672

Collectively evaluated for impairment	76,502	9,490	3,117	27,476	6,142	2,118	124,845

Ending Balance	$78,969	$9,490	$3,117	$28,241	$6,582	$2,118	$128,517

The following table provides the components of the Company’s recorded investment in loans at December 31, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$80,322	$7,054	$5,100	$27,153	$5,939	$2,199	$127,767

Accrued interest receivable	293	16	8	90	23	5	435

Net deferred loan fees/costs	16	(9)	(31)	(3)	10	47	30

Recorded investment in loans	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,623	$-	$-	$868	$470	$-	$3,961

Collectively evaluated for impairment	78,008	7,061	5,077	26,372	5,502	2,251	124,271

Ending Balance	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     An analysis of the allowance for loan losses as of June 30, 2019 is as follows:
	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$26	$-	$-	$20	$38	$-	$84

Collectively evaluated for impairment	926	86	30	276	60	26	1,404

Ending balance	$952	$86	$30	$296	$98	$26	$1,488

An analysis of the allowance for loan losses as of December 31, 2018 is as follows:

One-to-Four Family Residential		Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$34	$-	$-	$22	$44	$-	$100

Collectively evaluated for impairment	978	59	48	237	54	28	1,404

Ending balance	$1,012	$59	$48	$259	$98	$28	$1,504

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$992	$75	$38	$283	$103	$23	$1,514
Provisions	(12)	11	(8)	13	(5)	1	-
Charge-offs	(32)	-	-	-	-	(1)	(33)
Recoveries	4	-	-	-	-	3	7

Ending balance	$952	$86	$30	$296	$98	$26	$1,488

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(42)	27	(18)	37	-	(4)	-
Charge-offs	(32)	-	-	-	-	(6)	(38)
Recoveries	14	-	-	-	-	8	22

Ending balance	$952	$86	$30	$296	$98	$26	$1,488

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans as of June 30, 2019 and for the three and six month periods ended June 30, 2019.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for both the three and six month periods ended June 30, 2019:

	At June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
				(In thousands)		(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,452	$1,773	$-	$1,545	$8	$1,434	$16
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	355	359	-	365	1	375	2
Commercial business	40	40	-	43	1	45	1
Consumer	-	-	-	-	-	-	-
	$1,847	$2,172	$-	$1,953	$10	$1,854	$19

Loans with an allowance recorded:
One-to-four family residential	$262	$312	$26	$263	$2	$390	$5
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	299	297	20	325	4	335	9
Commercial business	400	450	38	405	6	410	12
Consumer	-	-	-	-	-	-	-
	$961	$1,059	$84	$993	$12	$1,135	$26

Total:
One-to-four family residential	$1,714	$2,085	$26	$1,808	$10	$1,824	$21
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	654	656	20	690	5	710	11
Commercial business	440	490	38	448	7	455	13
Consumer	-	-	-	-	-	-	-
	$2,808	$3,231	$84	$2,946	$22	$2,989	$45

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans for the three and six month periods ended June 30, 2018.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for both the three and six month periods ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,580	$2	$1,551	$5
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	561	1	602	5
Commercial business	37	1	28	1
Consumer	-	-	-	-
	$2,178	$4	$2,181	$11

Loans with an allowance recorded:
One-to-four family residential	$718	$9	$718	$16
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	380	5	365	11
Commercial business	473	7	487	14
Consumer	-	-	-	-
	$1,571	$21	$1,570	$41

Total:
One-to-four family residential	$2,298	$11	$2,269	$21
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	941	6	967	16
Commercial business	510	8	515	15
Consumer	-	-	-	-
	$3,749	$25	$3,751	$52

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans as of December 31, 2018:

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at June 30, 2019 and December 31, 2018:

	At June 30, 2019			At December 31, 2018
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$833	$-	$833	$978	$-	$978
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	276	-	276	313	-	313
Commercial business	-	-	-	4	-	4
Consumer	-	-	-	-	-	-

Total	$1,109	$-	$1,109	$1,295	$-	$1,295

The following tables present the aging of the recorded investment in loans at June 30, 2019 and December 31, 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
June 30, 2019	(In thousands)

One-to-four family residential	$1,494	$541	$56	$2,091	$76,878	$78,969
Multi-family residential	-	-	-	-	9,490	9,490
Construction	-	-	-	-	3,117	3,117
Commercial real estate	261	-	-	261	27,980	28,241
Commercial business	-	-	-	-	6,582	6,582
Consumer	8	2	-	10	2,108	2,118

Total	$1,763	$543	$56	$2,362	$126,155	$128,517

December 31, 2018:

One-to-four family residential	$1,912	$853	$205	$2,970	$77,661	$80,631
Multi-family residential	-	-	-	-	7,061	7,061
Construction	-	-	-	-	5,077	5,077
Commercial real estate	232	98	-	330	26,910	27,240
Commercial business	-	-	-	-	5,972	5,972
Consumer	-	-	-	-	2,251	2,251

Total	$2,144	$951	$205	$3,300	$124,932	$128,232

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
June 30, 2019	(In thousands)

Pass	$77,802	$9,490	$3,117	$27,630	$6,142	$2,118	$126,299
Special mention	-	-	-	-	-	-	-
Substandard	1,167	-	-	611	440	-	2,218
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$78,969	$9,490	$3,117	$28,241	$6,582	$2,118	$128,517

December 31, 2018:

Pass	$78,487	$7,061	$5,077	$26,578	$5,502	$2,251	$124,956
Special mention	-	-	-	-	-	-	-
Substandard	2,144	-	-	662	470	-	3,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

Modification of a loan is considered to be a troubled debt restructuring ("TDR") if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider.  By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession.  The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt.  A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate.  A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt.  The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s TDRs by accrual status as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$882	$-	$882	$26	$879	$-	$879	$34
Commercial real estate	377	144	521	20	439	155	594	22
Commercial business	440	-	440	38	467	4	471	44

Total	$1,699	$144	$1,843	$84	$1,785	$159	$1,944	$100

At both June 30, 2019 and December 31, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

The following table summarizes information in regard to TDRs that were restructured during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

Commercial real estate	1	$158	$158

Total	1	$158	$158

There were no TDRs that were restructured during the three months ended June 30, 2019.

The following table summarizes information in regard to TDRs that were restructured during the three and six month periods ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)			(Dollars in thousands)

One-to-Four Family Residential	1	$10	$10	2	$54	$82

Total	1	$10	$10	2	$54	$82

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For TDRs that were restructured during the six months ended June 30, 2019 and 2018, the terms of modifications included a reduction of the stated interest rate, extension of the maturity date, and the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three and six month periods ended June 30, 2019 and 2018.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and six month periods ended June 30, 2019 and 2018.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.   Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three and six month periods ended June 30, 2019 and 2018.  Share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).

	Three Months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Basic
Earnings:
Net income	$297	$296	$659	$617

Shares:
Weighted average common
shares outstanding	3,368,990	3,452,242	3,367,693	3,452,222

Net income per common share, basic	$0.09	$0.09	$0.20	$0.18

Diluted
Earnings:
Net income	$297	$296	$659	$617

Shares:
Weighted average common
shares outstanding	3,368,990	3,452,242	3,367,693	3,452,222
Add: Dilutive effect of stock options	1,337	1,354	1,333	1,288
Add: Dilutive effect of restricted stock	118	289	132	174

Weighted average common
shares outstanding, as adjusted	3,370,445	3,453,885	3,369,158	3,453,684

Net income per common share, diluted	$0.09	$0.09	$0.20	$0.18

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

As shares are committed to be released for allocation to participant accounts from collateral, the Company reports compensation expense equal to the average fair value of shares committed to be released during the year with a corresponding credit to stockholders’ equity and the shares become outstanding for earnings per share computations. The compensation expense is accrued throughout the year.

Compensation expense recognized for the three and six month periods ended June 30, 2019 was $32,000 and $65,000, respectively.  The ESOP trust held 5,147 allocated shares and 199,642 unallocated shares of Company common stock at June 30, 2019.  The fair value of the unallocated shares was $2.5 million at June 30, 2019.

7.	Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, provides the framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018.  The Company had no liabilities measured at fair value as of June 30, 2019 or December 31, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2019

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$8,617	$-	$8,617
Agency CMO	-	12,735	-	12,735
Municipal obligations	-	29,719	-	29,719
Total securities available for sale	$-	$51,071	$-	$51,071

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,688	$1,688
Commercial real estate	-	-	634	634
Commercial business	-	-	402	402
Total impaired loans	$-	$-	$2,724	$2,724

Real estate held for sale	$-	$-	$239	$239

December 31, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$8,871	$-	$8,871
Agency CMO	-	15,559	-	15,559
Municipal obligations	-	28,710	-	28,710
Total securities available for sale	$-	$53,140	$-	$53,140

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,823	$1,823
Commercial real estate	-	-	729	729
Commercial business	-	-	426	426
Total impaired loans	$-	$-	$2,978	$2,978

Real estate held for sale	$-	$-	$239	$239

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value is based upon quoted market prices, where available.  If quoted market prices are not available, fair value is based on internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters or a matrix pricing model that employs the Bond Market Association’s standard calculations for cash flow and price/yield analysis and observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At June 30, 2019 and December 31, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.  The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $2,000 and $10,000 for the three months ended June 30, 2019 and 2018, respectively.  The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $16,000 and $40,000 for the six months ended June 30, 2019 and 2018, respectively.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.  The Company did not recognize any charges to write down real estate held for sale during the three and six month periods ended June 30, 2019 and 2018.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the six months ended June 30, 2019 and 2018.  There were no transfers into or out of the Company’s Level 3 financial assets for both the three and six month periods ended June 30, 2019 and 2018.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

June 30, 2019

Financial assets:
Cash and cash equivalents	$22,148	$22,148	$-	$-
Securities available for sale	51,071	-	51,071	-
Securities held to maturity	67	-	68	-
Loans, net	126,606	-	-	129,081
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	813	-	813	-

Financial liabilities:
Deposits	146,280	-	-	146,002
FHLB advances	10,000	-	10,000	-

December 31, 2018:

Financial assets:
Cash and cash equivalents	$12,700	$12,700	$-	$-
Securities available for sale	53,140	-	53,140	-
Securities held to maturity	100	-	100	-
Loans, net	126,293	-	-	125,908
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	831	-	831	-

Financial liabilities:
Deposits	151,108	-	-	150,020

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Recent Accounting Pronouncements

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2019, the Company does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Company’s assessment of its revenue recognition policies under the Financial Accounting Standards Board (“FASB”) Topic 606 is not yet complete.

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards).  The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The ASU is effective for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The Company’s analysis suggests that the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s revenues are excluded from the scope of the new guidance.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, in June 2016.    The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU 2019-05, issued in April 2019, further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. For public business entities that are SEC filers, the amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, however, the FASB board proposed in July 2019 extending the adoption date for certain SEC filers, including the Company, to fiscal years beginning after December 15, 2022.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until its evaluation is complete, the magnitude of the increase will be unknown.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. This ASU is intended to address the appropriate classification of eight specific cash flow issues on the cash flow statement.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  For public entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Early adoption is permitted and must be applied using retrospective transition method to each period presented.  Adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and adds certain disclosure requirements for fair value measurements.  Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted upon issuance of the update.  The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors. The qualitative factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;
•	National, regional and local economic and business conditions as well as the condition of various market segments;
•	Nature and volume of the portfolio and terms of the loans;
•	Experience, ability and depth of the lending management and staff;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio;
•	Volume and severity of past due, classified and non-accrual loans, as well as other loan modifications; and
•	Quality of our loan review system and the degree of oversight by our board of directors.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets increased $7.0 million, or 3.5%, to $207.7 million at June 30, 2019 from $200.7 million at December 31, 2018.

Cash and Cash Equivalents.  Cash and cash equivalents increased $9.4 million, or 74.4%, to $22.1 million at June 30, 2019 from $12.7 million at December 31, 2018.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  Net loans receivable increased $313,000, or 0.2%, to $126.6 million at June 30, 2019 from $126.3 million at December 31, 2018.  The increase in net loans receivable was due primarily to increases in multi-family residential and commercial business loans partially offset by a decline in one-to-four family residential and commercial real estate construction loans originated during the first six months of 2019.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $2.1 million, or 3.9%, to $51.1 million at June 30, 2019 from $53.1 million at December 31, 2018.   The decrease for the six months ended June 30, 2019 was due primarily to principal collections on federal agency mortgage-backed securities of $3.6 million and sales and maturities of municipal obligations of $663,000 partially offset by the purchase of a $400,000 municipal obligation and a $1.8 million increase in the gross unrealized gain in the portfolio.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Securities held to maturity decreased $33,000, or 33.0%, to $67,000 at June 30, 2019 from $100,000 at December 31, 2018 primarily due to maturities of municipal obligations.

Deposits.   Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits decreased $4.8 million, or 3.2%, to $146.3 million at June 30, 2019 from $151.1 million at December 31, 2018.

Borrowings.   On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024.  The Company had no outstanding borrowings at December 31, 2018.

Stockholders’ Equity.   Stockholders’ equity increased $2.0 million to $50.8 million at June 30, 2019 from $48.8 million at December 31, 2018.  The increase was primarily due to net income of $659,000 for the six months ended June 30, 2019 and a decrease in accumulated other comprehensive loss to a gain, net of tax of $1.4 million primarily due to improvements in the fair market value of our available-for-sale investments.

Comparison of Results of Operations for the Three Months and Six Months Ended June 30, 2019 and 2018

Net Income.   Net income was $297,000 ($0.09 per common share diluted) for the three months ended June 30, 2019, compared to net income of $296,000 ($0.09 per common share diluted) for the three months ended June 30, 2018.  Net income was $659,000 ($0.20 per common share diluted) for the six months ended June 30, 2019, compared to net income of $617,000 ($0.18 per common share diluted) for the six months ended June 30, 2018. The primary reason for the improvement in net income between the periods was increased net interest income partially offset by increased noninterest expenses.

Net Interest Income.  Net interest income after provision for loan losses increased $184,000, or 11.7%, to $1.8 million for the three months ended June 30, 2019 compared to $1.6 million for the three months ended June 30, 2018 primarily due to an increase in the interest rate spread.

Total interest income increased $207,000, or 11.8%, to $2.0 million for the three months ended June 30, 2019 compared to $1.8 million for the three months ended June 30, 2018.  The increase resulted from increases in both the average balance of and yield earned on interest-earning assets. The average balance of interest-earning assets increased to $189.0 million for the three months ended June 30, 2019 compared to $177.8 million for the three months ended June 30, 2018.   The average tax-equivalent yield on interest-earning assets was 4.26% for the three months ended June 30, 2019 compared to 4.02% for the three months ended June 30, 2018 primarily due to higher market interest rates.

Total interest expense increased $23,000, or 12.6%, to $205,000 for the three months ended June 30, 2019 compared to $182,000 for the three months ended June 30, 2018 due to an increase in the average cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities decreased to $130.4 million for the three months ended June 30, 2019 from $131.9 million for the three months ended June 30, 2018.  The average cost of interest-bearing liabilities was 0.63% for the three months ended June 30, 2019 compared to 0.55% for the three months ended June 30, 2018.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased to 3.63% from 3.47% and the net interest margin increased to 3.83% from 3.60% for the quarters ended June 30, 2019 and 2018, respectively.

Net interest income after provision for loan losses increased $500,000, or 16.3%, to $3.6 million for the six months ended June 30, 2019 compared to $3.1 million for the six months ended June 30, 2018 primarily due to an increase in the interest rate spread.

Total interest income increased $535,000, or 15.7%, to $4.0 million for the six months ended June 30, 2019 compared to $3.4 million for the six months ended June 30, 2018.  The increase resulted from increases in both the average balance of and yield earned on interest-earning assets. The average balance of interest-earning assets increased to $190.6 million for the six months ended June 30, 2019 compared to $175.3 million for the six months ended June 30, 2018.   The average tax-equivalent yield on interest-earning assets was 4.24% for the six months ended June 30, 2019 compared to 3.96% for the six months ended June 30, 2018.

Total interest expense increased $35,000, or 9.8%, to $391,000 for the six months ended June 30, 2019 compared to $356,000 for the six months ended June 30, 2018 due to an increase in the average cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities decreased to $130.8 million for the six months ended June 30, 2019 from $134.3 million for the six months ended June 30, 2018.  The average cost of interest-bearing liabilities was 0.60% for the six months ended June 30, 2019 compared to 0.53% for the six months ended June 30, 2018.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased to 3.64% from 3.43% and the net interest margin increased to 3.83% from 3.56% for the six months ended June 30, 2019 and 2018, respectively.

Provision for Loan Losses. Non-performing loans decreased to $1.1 million, or 0.9% of total loans, at June 30, 2019 compared to $1.3 million, or 1.0% of total loans at December 31, 2018.

At June 30, 2019, $596,000 or 54.3% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses”, the Company did not record a provision for loan losses for either of the three or six month periods ended June 30, 2019 or 2018.

Noninterest Income.  Noninterest income increased $18,000, or 8.8%, to $223,000 for the three months ended June 30, 2019 as compared to $205,000 for the three months ended June 30, 2018. The increase was primarily due to increased ATM and debit card fee income of $9,000, a realized net gain on sale of securities available for sale of $7,000 and an increase in deposit account service charges of $4,000 partially offset by decreased other income of $2,000.

Noninterest income increased $2,000, or 0.5%, to $416,000 for the six months ended June 30, 2019 as compared to $414,000 for the six months ended June 30, 2018. The increase was primarily due to increased ATM and debit card fee income of $14,000 and a realized net gain on sale of securities available for sale of $7,000 partially offset by decreases in deposit account service charges of $15,000 and in other income of $4,000.

Noninterest Expense.  Noninterest expense increased $223,000, or 15.7%, to $1.6 million for the three months ended June 30, 2019 as compared to $1.4 million for the three months ended June 30, 2018. Compensation and benefits increased $60,000, or 7.9%, to $816,000 compared to $756,000 due to an increase in medical insurance premiums and ESOP compensation expense.  Data processing expense increased $103,000, or 52.0%, to $301,000 for the current quarter compared to $198,000 for the same quarter last year primarily due to $101,000 of contract termination expenses related to the Bank’s core processing system conversion which is currently scheduled for the fourth quarter of 2019. The Bank anticipates an additional $170,000 of contract termination and deconversion expenses to be recognized during 2019.  Professional fees increased $60,000, or 53.6%, to $172,000 compared to $112,000 for the same quarter last year due to expenses related to the establishment and administration of the ESOP as well as increased legal services.  Other expenses increased $28,000, or 17.9%, to $184,000 for the current quarter compared to $156,000 for the same quarter last year due to increased ATM and debit card fees reflecting higher transaction volume.  These increases were partially offset by decreases of $14,000, or 12.5%, in occupancy and equipment expenses, decreased supervisory examination fees of $2,000, or 11.5%, and no net loss on sale of foreclosed real estate compared to the $16,000 loss recognized in the same quarter last year.

Noninterest expense increased $491,000, or 18.1%, to $3.2 million for the six months ended June 30, 2019 as compared to $2.7 million for the six months ended June 30, 2018. Compensation and benefits increased $138,000, or 9.6%, to $1.6 million compared to $1.4 million due to an increase in medical insurance premiums and ESOP compensation expense.  Data processing expense increased $219,000, or 57.9%, to $597,000 for the six months ended June 30, 2019 compared to $378,000 primarily due to $197,000 of contract termination expenses recognized during the six month period ended June 30, 2019 related to the Bank’s core processing system conversion.  Professional fees increased $102,000, or 46.6%, to $321,000 compared to $219,000 for the same period last year primarily due to increased legal services.  Other expenses increased $63,000, or 20.8%, to $366,000 for the six months ended June 30, 2019 compared to $303,000 for the same period last year.  These increases were partially offset by decreases of $32,000, or 13.9%, in occupancy and equipment expenses.

Income Tax Expense.    Income tax expense was $40,000 for the three months ended June 30, 2019 compared to $62,000 for the three months ended June 30, 2018 resulting from the reduction in our effective corporate income tax rate to 11.9% compared to 17.3%.   Income tax expense was $108,000 for the six months ended June 30, 2019 compared to $139,000 for the six months ended June 30, 2018 resulting from the reduction in our effective corporate income tax rate to 14.1% compared to 18.4%.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At June 30, 2019, we had $73.2 million in cash and investment securities available for sale generally available for its cash needs.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any net proceeds retained upon completion of the Conversion, any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.  On a stand-alone basis, the Company had liquid assets of $12.6 million at June 30, 2019.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At June 30, 2019, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $14.5 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2019, totaled $19.7 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”).  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC.  Based on capital levels at June 30, 2019, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

The Bank’s actual capital amounts and ratios are presented in the following table.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2019:

Total Capital (to risk
weighted assets)	$38,318	33.3%	$12,093	10.500%	$11,517	10.0%

Tier 1 Capital (to risk
weighted assets)	$36,878	32.0%	$9,789	8.500%	$9,214	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,878	32.0%	$8,062	7.000%	$7,486	6.5%

Tier 1 Capital (to average
adjusted total assets)	$36,878	18.6%	$7,925	4.000%	$9,906	5.0%

As of December 31, 2018:

Total Capital (to risk
weighted assets)	$37,542	31.9%	$11,608	9.875%	$11,755	10.0%

Tier 1 Capital (to risk
weighted assets)	$36,073	30.7%	$9,257	7.875%	$9,404	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,073	30.7%	$7,494	6.375%	$7,641	6.5%

Tier 1 Capital (to average
adjusted total assets)	$36,073	18.0%	$8,024	4.000%	$10,030	5.0%

    In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at an amount more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. At June 30, 2019, the Bank’s common equity Tier 1 capital exceeded the required capital conservation buffer of an amount more than 2.5%.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on the Company’s financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are primarily used to manage customers’ requests for funding and take the form of loan commitments and letters of credit.

For the six months ended June 30, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2018 Form 10-K.  As of June 30, 2019, the market risk of the Company has not changed materially from those disclosed in the 2018 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the six-months ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any legal proceedings.  Periodically, there have been various claims and lawsuits involving the Company, mainly as a plaintiff, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company’s business.  The Company is not a party to any pending legal proceedings that management believes would have a material adverse effect on its financial condition or operations.

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2018 Form 10-K, under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s 2018 Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 6.      Exhibits

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc.(1)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey (1)
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, II (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

___________________
(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (333-226919).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated August 13, 2019	BY: /s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated August 13, 2019	BY: /s/ Erica B. Schmidt
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
101
The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.