Form 10-K/A
period 2018-12-31
Mid-Southern Bancorp, Inc.
filed 2019-09-10
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38491

MID-SOUTHERN BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

300 North Water Street, Salem, Indiana	47167
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(812) 883-2639

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	MSVB	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes □  No  ⌧

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes □ No   ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Global Select Market System under the symbol "MSVB" on June 30, 2018 was  $0 since the registrant had not issued any shares as of that date. As of March 10, 2019, there were 3,565,430 issued and 3,565,196 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE
Mid-Southern Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for the sole purpose of filing a corrected Exhibit 10.2, which is the employment agreement for the Company’s President and Chief Executive Officer, Alexander G. Babey. The Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2019 (the “Original 10-K”), included a link to an unexecuted employment agreement, which had not been adopted. All of the Company’s disclosure which discussed the employment agreement, including the Proxy Statement for the Annual Meeting of Stockholders dated March 22, 2019 and the Proxy Statement for the Special Meeting of Stockholders dated August 12, 2019, was accurate in all material respects and properly described the employment agreement filed herewith. This Amendment No. 1 does not amend, modify or otherwise update any other information in the Original 10-K or reflect any events occurring after the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits:

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc. (1)
10.1	Form of Mid-Southern Savings Bank, FSB Employee Stock Ownership Plan (1)
10.2
Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey, dated October 1, 2016, including Amendment to Employment Agreement and First Amendment to Executive Employment Agreement, dated February 1, 2018

10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (2)
14	Code of Ethics (3)
21	Subsidiaries of Registrant*
23	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Mid-Southern Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

__________
*	Previously filed with the Original Form 10-K.
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

Date: September 10, 2019	MID-SOUTHERN BANCORP, INC.

	By:	/s/Alexander G. Babey
Alexander G. Babey President and Chief Executive Officer

EXHIBIT INDEX

Exhibit 10.2
Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey, dated October 1, 2016, including Amendment to Employment Agreement and First Amendment to Executive Employment Agreement, dated February 1, 2018

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002