Form 10-Q
period 2019-09-30
Mid-Southern Bancorp, Inc.
filed 2019-11-14
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to _____________________

Commission File No. 001-38491

Mid-Southern Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large Accelerated Filer ___		Accelerated Filer	Non-Accelerated Filer X
	Smaller Reporting Company X		Emerging Growth Company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____   No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of November 8, 2019, there were 3,532,157 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements
MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information) (Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$1,258	$884
Interest-bearing deposits with banks	18,620	11,816
Cash and cash equivalents	19,878	12,700

Securities available for sale, at fair value	57,431	53,140
Securities held to maturity	44	100

Loans, net	124,205	126,293

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	135	239
Premises and equipment	1,878	1,928
Accrued interest receivable:
Loans	424	435
Securities	315	396
Cash value of life insurance	3,775	3,718
Other assets	261	935

Total Assets	$209,124	$200,662

LIABILITIES
Deposits:
Noninterest-bearing	$17,161	$18,334
Interest-bearing	130,495	132,774
Total deposits	147,656	151,108

Advances from Federal Home Loan Bank	10,000	-

Accrued expenses and other liabilities	579	711
Total Liabilities	158,235	151,819

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares
issued and 3,541,096 shares outstanding (3,565,196 in 2018)	36	36
Additional paid-in capital	30,322	30,302
Retained earnings, substantially restricted	21,234	20,672
Accumulated other comprehensive gain (loss)	1,527	(166)
Unearned ESOP shares	(1,919)	(1,997)
Unearned stock compensation plan	(1)	(1)
Treasury stock, at cost - 24,334 shares (234 in 2018)	(310)	(3)
Total Stockholders' Equity	50,889	48,843

Total Liabilities and Stockholders’ Equity	$209,124	$200,662

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share information) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$1,529	$1,522	$4,612	$4,284
Investment securities:
Mortgage-backed securities	130	81	418	290
Municipal tax exempt	174	106	503	310
Other debt securities	68	69	206	209
Federal Home Loan Bank dividends	11	9	34	30
Interest-bearing deposits with banks and time deposits	115	111	205	191
Total interest income	2,027	1,898	5,978	5,314

INTEREST EXPENSE
Deposits	221	186	612	527
Borrowings	46	-	46	15
Total interest expense	267	186	658	542

Net interest income	1,760	1,712	5,320	4,772

Provision for loan losses	6	-	6	-
Net interest income after provision for loan losses	1,754	1,712	5,314	4,772

NONINTEREST INCOME
Deposit account service charges	86	91	253	273
Net gain on sales of securities available for sale	-	-	7	-
Increase in cash value of life insurance	18	19	54	55
ATM and debit card fee income	102	91	289	264
Other income	9	9	28	32
Total noninterest income	215	210	631	624

NONINTEREST EXPENSE
Compensation and benefits	788	816	2,362	2,252
Occupancy and equipment	109	104	308	335
Data processing	414	219	1,011	597
Professional fees	166	155	487	374
Net loss on foreclosed real estate	-	1	-	1
Impairment loss on real estate held for sale	104	32	104	32
Directors' fees	41	41	133	130
Stockholder meeting expense	45	1	73	7
Supervisory examinations	17	27	52	63
Deposit insurance premiums	8	14	33	40
Other expenses	196	179	534	476
Total noninterest expense	1,888	1,589	5,097	4,307

Income before income taxes	81	333	848	1,089

Income tax expense (benefit)	(24)	57	84	196

Net Income	$105	$276	$764	$893

Earnings per common share (1):
Basic	$0.03	$0.08	$0.23	$0.26
Diluted	$0.03	$0.08	$0.23	$0.26

(1) Per share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the second-step mutual to stock conversion ("Conversion") (2.3462 to one). See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Income	$105	$276	$764	$893

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	426	(236)	2,259	(1,065)
Income tax (expense) benefit	(106)	59	(561)	265
Net of tax amount	320	(177)	1,698	(800)

Reclassification adjustment for realized gains included
in net income during the period	-	-	7	-
Income tax expense	-	-	(2)	-
Net of tax amount	-	-	5	-

Other Comprehensive Income (Loss), net of tax	320	(177)	1,693	(800)

Total Comprehensive Income	$425	$99	$2,457	$93

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$-	$(3)	$(95)	$24,154

Net income	-	-	893	-	-	-	-	893

Other comprehensive loss	-	-	-	(800)	-	-	-	(800)

Corporate Reorganization:
Conversion and stock issuance	(1,438)	23,812	-	-	-	-	-	22,374
Purchase by ESOP trust	2	2,046	-	-	(2,048)	-	-	-
Treasury stock retired	-	(95)	-	-	-	-	95	-
Contribution of Mid-Southern,
MHC	-	1,023	-	-	-	-	-	1,023

ESOP shares committed to be
released	-	6	-	-	22	-	-	28

Forfeiture of unearned stock awards	-	-	-	-	-	3	(3)	-

Grant of common stock for
stock compensation	-	2	-	-	-	(2)	-	-

Balances at September 30, 2018	$36	$30,295	$20,219	$(847)	$(2,026)	$(2)	$(3)	$47,672

Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	-	-	764	-	-	-	-	764

Other comprehensive income	-	-	-	1,693	-	-	-	1,693

Cash dividends ($0.06 per share)	-	-	(202)	-	-	-	-	(202)

Purchase of 24,100 treasury shares	-	-	-	-	-	-	(307)	(307)

ESOP shares committed to be
released	-	20	-	-	78	-	-	98

Balances at September 30, 2019	$36	$30,322	$21,234	$1,527	$(1,919)	$(1)	$(310)	$50,889

See accompanying notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$764	$893
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	143	42
Provision for loan losses	6	-
Depreciation expense	81	98
ESOP compensation expense	98	28
Impairment loss on real estate held for sale	104	32
Deferred income taxes	(18)	(23)
Increase in cash value of life insurance	(54)	(55)
Net (gain) loss on sales of securities available for sale	(7)	1
Decrease (increase) in accrued interest receivable	92	(37)
Net change in other assets and liabilities	(7)	1,151
Net Cash Provided By Operating Activities	1,202	2,130

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(8,636)	(5,650)
Principal collected on mortgage-backed securities available for sale	5,685	4,049
Proceeds from maturities of securities available for sale	506	1,000
Proceeds from sales of securities available for sale	278	-
Principal collected on mortgage-backed securities held to maturity	11	58
Proceeds from maturities of securities held to maturity	45	-
Net decrease (increase) in loans receivable	2,082	(11,785)
Proceeds from the sale of foreclosed real estate	-	266
Purchase of premises and equipment	(31)	(47)
Investment in cash value of life insurance	(3)	(2)
Net Cash Used In Investing Activities	(63)	(12,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,452)	(713)
Net increase in borrowings from Federal Home Loan Bank	10,000	-
Proceeds from issuance of common stock	-	22,374
Purchase of treasury stock	(307)	-
Cash dividends paid	(202)	-
Net Cash Provided By Financing Activities	6,039	21,661

Net Increase in Cash and Cash Equivalents	7,178	11,680

Cash and cash equivalents at beginning of period	12,700	7,464

Cash and Cash Equivalents at End of Period	$19,878	$19,144

Supplemental Disclosure of Cash Flow Information
Cash payments for:
Interest	$658	$542
Net tax (refunds) payments	(43)	112

Noncash investing activities:
Transfers from loans to real estate acquired through foreclosure	-	184

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities and equity unchanged as a result.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities at September 30, 2019 and December 31, 2018 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2019:	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,258	$7	$47	$9,218
Agency CMO	11,684	275	13	11,946
	20,942	282	60	21,164

Other debt securities:
Municipal obligations	34,457	1,831	21	36,267

Total securities available
for sale	$55,399	$2,113	$81	$57,431

Securities held to maturity:
Agency MBS	$44	$1	$-	$45

Total securities held to
maturity	$44	$1	$-	$45

December 31, 2018:

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,140	$-	$269	$8,871
Agency CMO	15,569	114	124	15,559
	24,709	114	393	24,430

Other debt securities:
Municipal obligations	28,653	267	210	28,710

Total securities available
for sale	$53,362	$381	$603	$53,140

Securities held to maturity:
Agency MBS	$55	$1	$-	$56
Municipal obligations	45	-	-	45

Total securities held to
maturity	$100	$1	$-	$101

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities as of September 30, 2019, by contractual maturity, are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,505	1,574	-	-
Due after five years through ten years	7,213	7,551	-	-
Due after ten years	25,739	27,142	-	-
	34,457	36,267	-	-
MBS and CMO	20,942	21,164	44	45

	$55,399	$57,431	$44	$45

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.  At September 30, 2019, the Company did not have any securities held to maturity with an unrealized loss.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
September 30, 2019:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	1	$2,018	$11
Agency CMO	1	1,442	4
Municipal obligations	2	1,466	21
Total less than 12 months	4	4,926	36

Continuous loss position more than 12 months:
Agency MBS	7	4,861	36
Agency CMO	2	1,725	9
Total more than 12 months	9	6,586	45

Total securities available for sale	13	$11,512	$81

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

At September 30, 2019, the debt securities in the available for sale classification in a loss position had depreciated approximately 0.70% from the amortized cost basis.  All of the debt securities in a loss position at September 30, 2019 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at September 30, 2019, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

There were no securities sales during the three month period ended September 30, 2019.  During the nine month period ended September 30, 2019, the Company realized a gross gain of $7,000 on the sale of an available for sale municipal security.  There were no securities sales during the three and nine month periods ended September 30, 2018.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons.  A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid.  A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment.  Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above.  Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined.  At September 30, 2019, the Company had 10 loans for which partial charge-offs in the aggregate of $243,000 had been recorded.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

At September 30, 2019, there were no loans secured by residential real estate property for which formal foreclosure proceedings are in process.  At December 31, 2018, the recorded investment in loans secured by residential real estate property for which formal foreclosure proceedings were in process was $170,000.

Loans at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Real estate mortgage loans:
One-to-four family residential	$76,732	$80,322
Multi-family residential	9,367	7,054
Residential construction	175	-
Commercial real estate	27,523	27,153
Commercial real estate construction	3,018	5,100
Commercial business loans	6,501	5,939
Consumer loans	2,336	2,199
Total loans	125,652	127,767

Deferred loan origination fees and costs, net	41	30
Allowance for loan losses	(1,488)	(1,504)

Loans, net	$124,205	$126,293

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at September 30, 2019:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$76,732	$9,367	$3,193	$27,523	$6,501	$2,336	$125,652

Accrued interest receivable	262	20	7	100	28	7	424

Net deferred loan fees/costs	22	(11)	(31)	(3)	11	53	41

Recorded investment in loans	$77,016	$9,376	$3,169	$27,620	$6,540	$2,396	$126,117

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,324	$-	$-	$748	$426	$2	$2,500

Collectively evaluated for impairment	75,692	9,376	3,169	26,872	6,114	2,394	123,617

Ending Balance	$77,016	$9,376	$3,169	$27,620	$6,540	$2,396	$126,117

The following table provides the components of the Company’s recorded investment in loans at December 31, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$80,322	$7,054	$5,100	$27,153	$5,939	$2,199	$127,767

Accrued interest receivable	293	16	8	90	23	5	435

Net deferred loan fees/costs	16	(9)	(31)	(3)	10	47	30

Recorded investment in loans	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$2,623	$-	$-	$868	$470	$-	$3,961

Collectively evaluated for impairment	78,008	7,061	5,077	26,372	5,502	2,251	124,271

Ending Balance	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of September 30, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$26	$-	$-	$19	$36	$-	$81

Collectively evaluated for impairment	911	87	31	285	63	30	1,407

Ending balance	$937	$87	$31	$304	$99	$30	$1,488

An analysis of the allowance for loan losses as of December 31, 2018 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$34	$-	$-	$22	$44	$-	$100

Collectively evaluated for impairment	978	59	48	237	54	28	1,404

Ending balance	$1,012	$59	$48	$259	$98	$28	$1,504

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$952	$86	$30	$296	$98	$26	$1,488
Provisions	(15)	1	1	8	1	10	6
Charge-offs	-	-	-	-	-	(6)	(6)
Recoveries	-	-	-	-	-	-	-

Ending balance	$937	$87	$31	$304	$99	$30	$1,488

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(57)	28	(17)	45	1	6	6
Charge-offs	(32)	-	-	-	-	(12)	(44)
Recoveries	14	-	-	-	-	8	22

Ending balance	$937	$87	$31	$304	$99	$30	$1,488

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans as of September 30, 2019 and for the three and nine months ended September 30, 2019.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for both the three and nine month periods ended September 30, 2019:

	At September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
				(In thousands)		(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,064	$1,422	$-	$1,258	$2	$1,341	$18
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	346	352	-	350	1	368	3
Commercial business	36	36	-	38	1	43	2
Consumer	2	2	-	1	-	1	-
	$1,448	$1,812	$-	$1,647	$4	$1,753	$23

Loans with an allowance recorded:
One-to-four family residential	$260	$310	$26	$261	$3	$358	$8
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	293	292	19	296	4	325	13
Commercial business	390	438	36	395	6	405	18
Consumer	-	-	-	-	-	-	-
	$943	$1,040	$81	$952	$13	$1,088	$39

Total:
One-to-four family residential	$1,324	$1,732	$26	$1,519	$5	$1,699	$26
Multi-family residential	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Commercial real estate	639	644	19	646	5	693	16
Commercial business	426	474	36	433	7	448	20
Consumer	2	2	-	1	-	1	-
	$2,391	$2,852	$81	$2,599	$17	$2,841	$62

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans for the three and nine month periods ended September 30, 2018.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for both the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,242	$3	$1,469	$8
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	473	1	605	6
Commercial business	60	1	35	1
Consumer	-	-	-	-
	$1,775	$5	$2,109	$15

Loans with an allowance recorded:
One-to-four family residential	$721	$8	$706	$24
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	369	5	368	16
Commercial business	435	6	487	21
Consumer	-	-	-	-
	$1,525	$19	$1,561	$61

Total:
One-to-four family residential	$1,963	$11	$2,175	$32
Multi-family residential	-	-	-	-
Construction	-	-	-	-
Commercial real estate	842	6	973	22
Commercial business	495	7	522	22
Consumer	-	-	-	-
	$3,300	$24	$3,670	$76

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at September 30, 2019 and December 31, 2018:

	At September 30, 2019			At December 31, 2018
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$836	$-	$836	$978	$-	$978
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	269	-	269	313	-	313
Commercial business	-	-	-	4	-	4
Consumer	2	-	2	-	-	-

Total	$1,107	$-	$1,107	$1,295	$-	$1,295

The following tables present the aging of the recorded investment in loans at September 30, 2019 and December 31, 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
September 30, 2019	(In thousands)

One-to-four family residential	$1,318	$626	$94	$2,038	$74,978	$77,016
Multi-family residential	-	-	-	-	9,376	9,376
Construction	-	-	-	-	3,169	3,169
Commercial real estate	117	-	-	117	27,503	27,620
Commercial business	-	-	-	-	6,540	6,540
Consumer	-	-	2	2	2,394	2,396

Total	$1,435	$626	$96	$2,157	$123,960	$126,117

December 31, 2018:

One-to-four family residential	$1,912	$853	$205	$2,970	$77,661	$80,631
Multi-family residential	-	-	-	-	7,061	7,061
Construction	-	-	-	-	5,077	5,077
Commercial real estate	232	98	-	330	26,910	27,240
Commercial business	-	-	-	-	5,972	5,972
Consumer	-	-	-	-	2,251	2,251

Total	$2,144	$951	$205	$3,300	$124,932	$128,232

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-Four Family Residential	Multi- Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2019:

Pass	$75,849	$9,376	$3,169	$27,026	$6,114	$2,394	$123,928
Special mention	-	-	-	-	-	-	-
Substandard	1,167	-	-	594	426	2	2,189
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$77,016	$9,376	$3,169	$27,620	$6,540	$2,396	$126,117

December 31, 2018:

Pass	$78,487	$7,061	$5,077	$26,578	$5,502	$2,251	$124,956
Special mention	-	-	-	-	-	-	-
Substandard	2,144	-	-	662	470	-	3,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$487	$-	$487	$26	$879	$-	$879	$34
Commercial real estate	370	138	508	19	439	155	594	22
Commercial business	426	-	426	36	467	4	471	44

Total	$1,283	$138	$1,421	$81	$1,785	$159	$1,944	$100

At both September 30, 2019 and December 31, 2018 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

The following table summarizes information in regard to TDRs that were restructured during the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)			(Dollars in thousands)

Commercial real estate	-	$-	$-	1	$155	$155

Total	-	$-	$-	1	$155	$155

The following table summarizes information in regard to TDRs that were restructured during the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)			(Dollars in thousands)

One-to-four family
residential	1	$159	$159	3	$213	$241

Total	1	$159	$159	3	$213	$241

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For TDRs that were restructured during the nine months ended September 30, 2019 and 2018, the terms of modifications included a reduction of the stated interest rate, extension of the maturity date, and the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three and nine month periods ended September 30, 2019 and 2018.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three and nine month periods ended September 30, 2019 and 2018.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.   Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for both the three and nine month periods ended September 30, 2019 and 2018.  Share amounts for 2018 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).

	Three Months Ended		Nine months Ended
	September 30	September 30	September 30	September 30
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Basic
Earnings:
Net income	$105	$276	$764	$893

Shares:
Weighted average common
shares outstanding	3,364,526	3,376,589	3,366,472	3,426,736

Net income per common share, basic	$0.03	$0.08	$0.23	$0.26

Diluted
Earnings:
Net income	$105	$276	$764	$893

Shares:
Weighted average common
shares outstanding	3,364,526	3,376,589	3,366,472	3,426,736
Add: Dilutive effect of stock options	1,298	1,448	1,288	1,342
Add: Dilutive effect of restricted stock	101	311	121	367

Weighted average common
shares outstanding, as adjusted	3,365,925	3,378,348	3,367,881	3,428,445

Net income per common share, diluted	$0.03	$0.08	$0.23	$0.26

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

Compensation expense recognized for the three and nine month periods ended September 30, 2019 was $33,000 and $98,000, respectively.  Compensation expense recognized for the three and nine month periods ended September 30, 2018 was $28,000. The ESOP trust held 5,147 allocated shares and 199,642 unallocated shares of Company common stock at September 30, 2019.  The fair value of the unallocated shares was $2.7 million at September 30, 2019.

7.   Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock.  As of September 30, 2019, on an adjusted basis, awards for stock options totaling 2,199 shares and awards for restricted stock totaling 3,179 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.

The vesting dates for stock option awards are determined by the Compensation Committee appointed by the board of directors.  All unvested options become exercisable upon an option holder’s death or disability and in the event of a change in control.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant of the award.  Restricted stock awards generally vest over a period of five years.  The Plans provides that unvested restricted stock awards become fully vested upon a holder’s death or disability and in the event of a change in control.  Compensation expense is recognized over the requisite service period with a corresponding credit to stockholders' equity.  The requisite service period for restricted shares is the vesting period.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair market value of stock options granted is determined at the date of grant using the binomial option pricing model.  Expected volatilities are based on historical volatility of the Company's stock (for periods prior to the Conversion, the historical volatility of the Bank’s common stock).  The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the 2010 Plan as of September 30, 2019, and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,808	$5.97
Granted	-	-
Exercise	-	-
Forfeited or expired	(609)	6.56

Outstanding at end of period	2,199	$5.81	2.7	$17,000

Vested and expected to vest	2,199	$5.81	2.7	$17,000

Exercisable at end of period	2,152	$5.83	2.7	$16,000

For the three and nine month periods ended September 30, 2019 and 2018, the Company recognized no compensation expense related to the stock option plan as the amount of compensation cost determined under ASC Topic 718 was insignificant.

A summary of the activity for the Company’s nonvested restricted shares as of September 30, 2019 and changes during the nine month period then ended is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at beginning of year	280	$ 7.12
Granted	-	-
Vested	(92)	6.59
Forfeited	(141)	8.18

Nonvested at end of period	47	$ 5.00

The total fair value of shares vested during the nine month periods ended September 30, 2019 and 2018, was $1,000 and $3,000, respectively.  At September 30, 2019, unrecognized compensation expense related to nonvested restricted shares was $1,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 0.7 years.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock.  Under the 2019 Plan the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock.  At September 30, 2019, no awards of stock options or restricted stock have been granted under the 2019 Plan.

8.   Fair Value Measurements

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page.  These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value.  The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2019 and December 31, 2018.  The Company had no liabilities measured at fair value as of September 30, 2019 or December 31, 2018.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2019

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$9,218	$-	$9,218
Agency CMO	-	11,946	-	11,946
Municipal obligations	-	36,267	-	36,267
Total securities available for sale	$-	$57,431	$-	$57,431

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,298	$1,298
Commercial real estate	-	-	620	620
Commercial business	-	-	390	390
Consumer	-	-	2	2
Total impaired loans	$-	$-	$2,310	$2,310

Real estate held for sale	$-	$-	$135	$135

December 31, 2018:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$8,871	$-	$8,871
Agency CMO	-	15,559	-	15,559
Municipal obligations	-	28,710	-	28,710
Total securities available for sale	$-	$53,140	$-	$53,140

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,823	$1,823
Commercial real estate	-	-	729	729
Commercial business	-	-	426	426
Total impaired loans	$-	$-	$2,978	$2,978

Real estate held for sale	$-	$-	$239	$239

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At September 30, 2019 and December 31, 2018, all impaired loans were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.  At September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.  The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $3,000 and $10,000 for the three months ended September 30, 2019 and 2018, respectively.  The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $19,000 and $50,000 for the nine months ended September 30, 2019 and 2018, respectively.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.  The Company recognized charges to write down real estate held for sale of $104,000 during both the three and nine months ended September 30, 2019.  The Company recognized charges to write down real estate held for sale of $32,000 during the both the three and nine months ended September 30, 2018.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the nine months ended September 30, 2019 and 2018.  There were no transfers into or out of the Company’s Level 3 financial assets for both the three and nine month periods ended September 30, 2019 and 2018.

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

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

September 30, 2019

Financial assets:
Cash and cash equivalents	$19,878	$19,878	$-	$-
Securities available for sale	57,431	-	57,431	-
Securities held to maturity	44	-	45	-
Loans, net	124,205	-	-	127,672
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	739	-	739	-

Financial liabilities:
Deposits	147,656	-	-	147,398
FHLB advances	10,000	-	9,962	-

December 31, 2018:

Financial assets:
Cash and cash equivalents	$12,700	$12,700	$-	$-
Securities available for sale	53,140	-	53,140	-
Securities held to maturity	100	-	100	-
Loans, net	126,293	-	-	125,908
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	831	-	831	-

Financial liabilities:
Deposits	151,108	-	-	150,020

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Recent Accounting Pronouncements

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2019, the Company does not believe there is a significant difference in the comparability of the financial statements as a result of this extended transition period, however, the Company’s assessment of its revenue recognition policies under the Financial Accounting Standards Board (“FASB”) Topic 606 is not yet complete.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, in June 2016.    The update replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU 2019-05, issued in April 2019, further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, assuming the adoption of an ASU implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted.   Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets increased $8.4 million, or 4.2%, to $209.1 million at September 30, 2019 from $200.7 million at December 31, 2018.

Cash and Cash Equivalents.  Cash and cash equivalents increased $7.2 million, or 56.5%, to $19.9 million at September 30, 2019 from $12.7 million at December 31, 2018 primarily due to an increase in advances from the FHLB.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  Net loans receivable decreased $2.1 million, or 1.7%, to $124.2 million at September 30, 2019 from $126.3 million at December 31, 2018.  The decrease in net loans receivable was due primarily to decreases in one-to-four family residential loans partially offset by increases in multi-family residential and commercial business loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale increased $4.3 million, or 8.1%, to $57.4 million at September 30, 2019 from $53.1 million at December 31, 2018.   The increase for the nine months ended September 30, 2019 was due primarily to the purchases of $6.6 million of municipal obligations and $2.0 million of mortgage-backed securities and a $2.3 million increase in the gross unrealized gain of the portfolio, partially offset by principal collections on federal agency mortgage-backed securities of $5.7 million and sales and maturities of municipal obligations and mortgage-backed securities of $278,000 and $506,000 respectively.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Securities held to maturity decreased $56,000, or 56.0%, to $44,000 at September 30, 2019 from $100,000 at December 31, 2018 primarily due to maturities of municipal obligations.

Deposits.   Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits decreased $3.5 million, or 2.3%, to $147.7 million at September 30, 2019 from $151.1 million at December 31, 2018.

 Borrowings.   On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024.  The Company had no outstanding borrowings at December 31, 2018.

Stockholders’ Equity.   Stockholders’ equity increased $2.1 million to $50.9 million at September 30, 2019 from $48.8 million at December 31, 2018.  The increase was primarily due to net income of $764,000 for the nine months ended September 30, 2019, and an increase in accumulated other comprehensive income, net of tax, of $1.7 million primarily due to improvements in the fair market value of our available-for-sale investments.  These increases were partially offset by the purchase of 24,100 treasury shares at an average cost per share of $12.74 or $307,000 in total due to the Company’s implementation of a stock repurchase program in August 2019.

Comparison of Results of Operations for the Three Months and Nine Months Ended September 30, 2019 and 2018

Net Income.   Net income was $105,000 ($0.03 per common share diluted) for the three months ended September 30, 2019, compared to net income of $276,000 ($0.08 per common share diluted) for the three months ended September 30, 2018.  Net income was $764,000 ($0.23 per common share diluted) for the nine months ended September 30, 2019, compared to net income of $893,000 ($0.26 per common share diluted) for the nine months ended September 30, 2018. The primary reason for the reduction in net income between the periods was increased noninterest expenses partially offset by increased net interest income.

Net Interest Income.  Net interest income after provision for loan losses increased $42,000, or 2.5%, to $1.8 million for the three months ended September 30, 2019 compared to $1.7 million for the three months ended September 30, 2018 primarily due to an increase in the interest rate spread.

Total interest income increased $129,000, or 6.8%, to $2.0 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018.  The increase resulted from increases in both the average balance and the average yield of interest-earning assets. The average balance of interest-earning assets increased to $199.1 million for the three months ended September 30, 2019 compared to $197.4 million for the three months ended September 30, 2018.   The average tax-equivalent yield on interest-earning assets was 4.17% for the three months ended September 30, 2019 compared to 3.91% for the three months ended September 30, 2018 primarily due to higher yields earned on the investment portfolio reflecting higher market interest rates on new securities purchases.

Total interest expense increased $81,000, or 43.5%, to $267,000 for the three months ended September 30, 2019 compared to $186,000 for the three months ended September 30, 2018 due to an increase in the average cost of interest-bearing liabilities.  The average balance of interest-bearing liabilities decreased to $140.3 million for the three months ended September 30, 2019 from $140.5 million for the three months ended September 30, 2018.  The average cost of interest-bearing liabilities was 0.76% for the three months ended September 30, 2019 compared to 0.53% for the three months ended September 30, 2018.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased to 3.41% from 3.38% and the net interest margin increased to 3.64% from 3.53% for the quarters ended September 30, 2019 and 2018, respectively.

Net interest income after provision for loan losses increased $542,000, or 11.4%, to $5.3 million for the nine months ended September 30, 2019 compared to $4.8 million for the nine months ended September 30, 2018 primarily due to an increase in the interest rate spread.

Total interest income increased $664,000, or 12.5%, to $6.0 million for the nine months ended September 30, 2019 compared to $5.3 million for the nine months ended September 30, 2018.  The increase resulted from increases in both the average balance of and yield earned on interest-earning assets. The average balance of interest-earning assets increased to $193.3 million for the nine months ended September 30, 2019 compared to $183.2 million for the nine months ended September 30, 2018.   The average tax-equivalent yield on interest-earning assets was 4.22% for the nine months ended September 30, 2019 compared to 3.93% for the nine months ended September 30, 2018.

Total interest expense increased $116,000, or 21.4%, to $658,000 for the nine months ended September 30, 2019 compared to $542,000 for the nine months ended September 30, 2018 due to an increase in the average cost of interest-bearing liabilities partially offset by a decrease in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities decreased to $133.5 million for the nine months ended September 30, 2019 from $140.8 million for the nine months ended September 30, 2018. The average cost of interest-bearing liabilities was 0.66% for the nine months ended September 30, 2019 compared to 0.51% for the nine months ended September 30, 2018.  As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased to 3.56% from 3.42% and the net interest margin increased to 3.77% from 3.54% for the nine months ended September 30, 2019 and 2018, respectively.

Provision for Loan Losses. Non-performing loans decreased to $1.1 million, or 0.9% of total loans, at September 30, 2019 compared to $1.3 million, or 1.0% of total loans at December 31, 2018. At September 30, 2019, $780,000 or 70.9% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses”, the Company recorded a $6,000 provision for loan losses for both the three and nine months ended September 30, 2019, compared to no provision for the same periods of 2018.

Noninterest Income.  Noninterest income increased $5,000, or 2.4%, to $215,000 for the three months ended September 30, 2019 as compared to $210,000 for the three months ended September 30, 2018. The increase was primarily due to increased ATM and debit card fee income of $11,000, partially offset by a decrease in deposit account service charges of $5,000.

Noninterest income increased $7,000, or 1.1%, to $631,000 for the nine months ended September 30, 2019 as compared to $624,000 for the nine months ended September 30, 2018. The increase was primarily due to increased ATM and debit card fee income of $25,000 and a realized net gain on sale of securities available for sale of $7,000 partially offset by decreases in deposit account service charges of $20,000 and a $4,000 decrease in other income.

Noninterest Expense.  Noninterest expense increased $299,000, or 18.8%, to $1.9 million for the three months ended September 30, 2019 as compared to $1.6 million for the three months ended September 30, 2018.  Data processing expense increased $195,000, or 89.0%, to $414,000 for the current quarter compared to $219,000 for the same quarter last year primarily due to $193,000 of contract termination expenses related to the Bank’s core processing system conversion which began in October 2019. The Bank does not anticipate any additional contract termination and deconversion expenses to be recognized during 2019. Professional fees increased $11,000, or 7.1%, to $166,000 compared to $155,000 for the same quarter last year due to increased legal services.  Occupancy expense increased $5,000, or 4.8% to $109,000 for the current quarter compared to $104,000 for the same quarter last year.  The Company recorded an impairment loss on real estate held for sale of $104,000 in the current quarter, compared to $32,000 for the same quarter in 2018.  Stockholder meeting expense increased $44,000, to $45,000 for the current quarter, compared to $1,000 for the same quarter last year due to a special stockholder meeting held in September 2019. Other expenses increased $17,000, or 9.5%, to $196,000 for the current quarter, compared to $179,000 for the same quarter last year due to increased ATM and debit card fees reflecting higher transaction volume. These increases were partially offset by decreases of $28,000, or 3.4%, in compensation and benefits, supervisory examination fees of $10,000, or 37.0%, and deposit insurance premiums of $6,000, or 42.9%.

Noninterest expense increased $790,000, or 18.3%, to $5.1 million for the nine months ended September 30, 2019 as compared to $4.3 million for the nine months ended September 30, 2018. Compensation and benefits increased $110,000, or 4.9%, to $2.4 million compared to $2.3 million due primarily to an increase in medical insurance premiums and ESOP compensation expense.  Data processing expense increased $414,000, or 69.3%, to $1.0 million for the nine months ended September 30, 2019 compared to $597,000 primarily due to $389,000 of contract termination expenses recognized during the nine month period ended September 30, 2019 related to the Bank’s core processing system conversion. Professional fees increased $113,000, or 30.2%, to $487,000 compared to $374,000 for the same period last year primarily due to increased legal services.  The Company recorded an impairment loss on real estate held for sale of $104,000 during the nine months ended September 30, 2019, compared to $32,000 for the nine months ended September 30, 2018.  Stockholder meeting expense increased $66,000, to $73,000 for the nine months ended September 30, 2019 as compared to $7,000 for the same period last year due to a special stockholder meeting held in September 2019.   Other expenses increased $58,000, or 12.2%, to $534,000 for the nine months ended September 30, 2019 compared to $476,000 for the same period last year.  These increases were partially offset by decreases of $27,000, or 8.1%, in occupancy and equipment expenses, supervisory examination fees of $11,000, or 17.5%, and deposit insurance premiums of $7,000, or 17.5%.

Income Tax Expense. The Company recorded an income tax benefit of $24,000 for the three months ended September 30, 2019, compared to expense of $57,000 for the three months ended September 30, 2018.  Income tax expense was $84,000 for the nine months ended September 30, 2019 compared to $196,000 for the nine months ended September 30, 2018 resulting from the reduction in our effective corporate income tax rate to 9.9% compared to 18.0%.  The decrease in the effective tax rate is due largely to increased tax-exempt investment income proportionate to overall pre-tax income.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At September 30, 2019, we had $77.3 million in cash and investment securities available for sale generally available for its cash needs.  If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any net proceeds retained upon completion of the Conversion, any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice.  On a stand-alone basis, the Company had liquid assets of $12.1 million at September 30, 2019.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At September 30, 2019, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $17.3 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2019, totaled $25.6 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”).  Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC.  Based on capital levels at September 30, 2019, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

The Bank’s actual capital amounts and ratios are presented in the following table.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2019:

Total Capital (to risk
weighted assets)	$38,520	33.4%	$12,096	10.500%	$11,520	10.0%

Tier 1 Capital (to risk
weighted assets)	$37,080	32.2%	$9,792	8.500%	$9,216	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$37,080	32.2%	$8,064	7.000%	$7,488	6.5%

Tier 1 Capital (to average
adjusted total assets)	$37,080	17.7%	$8,369	4.000%	$10,461	5.0%

As of December 31, 2018:

Total Capital (to risk
weighted assets)	$37,542	31.9%	$11,608	9.875%	$11,755	10.0%

Tier 1 Capital (to risk
weighted assets)	$36,073	30.7%	$9,257	7.875%	$9,404	8.0%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,073	30.7%	$7,494	6.375%	$7,641	6.5%

Tier 1 Capital (to average
adjusted total assets)	$36,073	18.0%	$8,024	4.000%	$10,030	5.0%

In addition to the minimum capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2019, the Bank’s common equity Tier 1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2019, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the nine months ended September 30, 2019, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2018 Form 10-K.  As of September 30, 2019, the market risk of the Company has not changed materially from those disclosed in the 2018 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2019 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the nine-months ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Not applicable
(b)       Not applicable

(c)       The following table summarizes common stock repurchases during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities
			(c) Total	(d) Maximum
			Number of	Number of
			Shares	Shares That
			Purchased	May Yet Be
	(a) Total	(b) Average	as Part of	Purchased
	Amount of	Price	Publicly	Under The
	Shares	Paid Per	Approved Plans	Plans
	Purchased	Share	or Programs	or Programs

July 1 through July 31, 2019	-	$-	-	178,260
August 1 through August 31, 2019	11,000	$12.63	11,000	167,260
September 1 through Septmeber 30, 2019	13,100	$12.81	13,100	154,160

Total	24,100	$12.73	24,100

In July 2019, the Company adopted a stock repurchase program that is being implemented through a Rule 10b5-1 repurchase program, under which the Company may repurchase up to 178,260 shares of its common stock, or approximately 5% of the current outstanding shares.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 6.     Exhibits

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc.(1)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey (2)
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, II (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (3)
10.6	2019 Equity Incentive Plan (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

__________ _______
(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K/A filed on September 10, 2019 (File No. 001-38491)
(3)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (333-226919).
(4)	Filed as Appendix A to Mid-Southern Bancorp, Inc.’s definitive proxy statement filed on August 12, 2019 (File No. 001-38491)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated November 14, 2019	BY: /s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated November 14, 2019	BY: /s/ Erica B. Schmidt
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
101
The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.