Form 10-K/A
period 2018-12-31
Mid-Southern Bancorp, Inc.
filed 2020-01-07
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated filer □	Accelerated filer □	Non-accelerated filer □
Smaller reporting company ⌧	Emerging growth company ⌧

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE
Mid-Southern Bancorp, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 for the sole purpose of amending and restating in its entirety Part II, Item 9A. to clarify that this Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.  This Amendment No. 2 does not amend, modify or otherwise update any other information in the Original 10-K or Amendment No. 1 and does not reflect any events occurring after the filing of the Original 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and Amendment No. 1.

PART II

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

    (b) Changes in Internal Controls: There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

    (c) Management’s Annual Report on Internal Control Over Financial Reporting: The management of Mid-Southern Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

    All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Mid-Southern Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm.  We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.  As a result, for the year ended December 31, 2018 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2020	MID-SOUTHERN BANCORP, INC.

	By:	/s/Alexander G. Babey
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