Form 10-K
period 2019-12-31
Mid-Southern Bancorp, Inc.
filed 2020-03-26
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2019

                 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38491

MID-SOUTHERN BANCORP, INC.

 (Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

300 North Water Street, Salem, Indiana	47167
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(812) 883-2639

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	MSVB	Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock of $12.61 per share as quoted on the Nasdaq Global Select Market System on June 30, 2019 was $42.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)  As of March 17, 2020, there were 3,565,430 issued and 3,548,928 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

This Form 10-K contains “forward-looking statements.”  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future.  These forward-looking statements include, but are not limited to:

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
•
monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the potential effects of coronavirus on international trade (including supply chains and export levels), and the other risks described from time to time in our filings with the SEC.

Some of these and other factors are discussed in this prospectus under the caption “Risk Factors” and elsewhere in this Form 10-K.  Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements are based upon management’s beliefs and assumptions at the time they are made.  We undertake no obligation to publicly update or revise any forward-looking statements included in this prospectus or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this prospectus might not occur and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Mid-Southern Bancorp, Inc. and its consolidated subsidiary, Mid-Southern Savings Bank, unless the context otherwise requires.

PART I

Item 1.  Business

General

Mid-Southern Bancorp, Inc., an Indiana corporation, is the savings and loan holding company of Mid-Southern Savings Bank, FSB (the “Bank” or “Mid-Southern Savings Bank”). On July 11, 2018, Mid-Southern Bancorp, Inc. completed a public offering and share exchange as part of the Bank’s “second step” conversion from the mutual holding company structure and the elimination of Mid Southern M.H.C. (the “Conversion”). Upon consummation of the Conversion, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank’s common stock. Concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 2.3462:1 exchange ratio on publicly traded shares. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.

At December 31, 2019, the Company had total assets of $208.4 million, total deposits of $147.0 million and stockholders’ equity of $50.8 million. The Company’s executive offices are located in Salem, Indiana. The Company is subject to regulation by the Federal Reserve. Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank's deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLB" or “FHLB of Indianapolis”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

Our Business
Our business activities are primarily conducted through Mid-Southern Savings Bank, a federally chartered savings bank headquartered in Salem, Indiana, which is located in Southern Indiana approximately 40 miles northwest of Louisville, Kentucky. Mid-Southern Savings Bank conducts business from its main office in Salem and through its branch offices located in Mitchell and Orleans, Indiana and a loan production office located in New Albany, Indiana. Mid-Southern Savings Bank’s market area includes Washington, Lawrence, Orange and Floyd counties in Indiana, and, to a lesser extent, contiguous counties.
Mid-Southern Savings Bank’s principal business consists of originating one-to-four family residential real estate mortgage loans, including home equity lines of credit, and to a lesser extent, commercial and multifamily real estate, and construction loans. We also offer commercial business and other consumer loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices with interest rates that are competitive with those of similar products offered by other financial institutions in our market area. We also may utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities.
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
Based on the 2010 U.S. Census the market area had an aggregate population of 168,814. Two of the four counties’ population rate is estimated to decrease in our market area between 2018 and 2023.  The median household income in the four-county market area is $50,834 which is lower than the state and national levels.  In addition, all four counties’ 2019 unemployment rate was lower than the national rate and one county is higher than the state rate.

Our markets provide a diversified economic and employment base in the manufacturing, service, health care, agricultural, and governmental sectors. Within Washington County, nine of the top ten employers are located in Salem where we are headquartered. Salem’s largest employers include a mix of the manufacturing, retail, health care, and public-sector industries. Manufacturing employs 16.8% of the workforce in Salem. The two largest employers in this sector are GKN Sinter Metals (powdered metal products) and Peerless Gear (industrial gear manufacturer) each employing approximately 500 individuals. Kimball Office, a privately held wood furniture manufacturer headquartered in Salem, is also a major employer in the area. A Walmart Supercenter, which opened in November 2016, is the largest Walmart in Southern Indiana and employs approximately 300 individuals.

Orange County’s largest industry concentrations are in the healthcare, accommodation/food services, manufacturing and governmental sectors. A majority of the major employers in the county (including Electricom, Wildwood Association, Paoli Peaks, Walmart Supercenter, and IU Health Paoli Hospital) are located in the county seat of Paoli. The White Castle Meat Processing Company is among Orange County’s largest employers. It operates a processing plant in Orleans. Paoli, Inc., headquartered in Orleans, is a manufacturer of wood office furniture. A family-owned business for more than 90 years, it was recently acquired by the Jasper Group.

Lawrence County’s largest industry concentrations are in the healthcare, retail trade, manufacturing, and governmental sectors. A majority of the largest employers in the county (including IU Health Bedford Hospital, Walmart Supercenter, Times-mail, Garden Ville, Tri Star Engineering, and Lowe’s Home Improvement) are located in the county seat of Bedford. Lehigh Hanson, a leading supplier of cement and other building materials, operates a cement facility in Mitchell. Mitchell is located approximately ten miles south of Bedford.

Floyd County offers a diverse mix of industry among the health care, manufacturing, retail trade and governmental sectors. Baptist-Floyd Memorial Hospital and Health Services is the top employer in the county with nearly 1,800 employees. Floyd County Consolidated School Corp. is the second largest with approximately 1,640 employees. New Albany is home to a majority of Floyd County’s largest employers including Baptist Health, Beach Mold & Tool, Indiana University Southeast, Samtec Inc., Hitachi Cable America, and Walmart Supercenter.

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

Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial real estate loans, commercial real estate construction loans and commercial business loans in our market area.  As part of the commercial loan strategy, we seek to use our commercial relationships to grow our commercial transactional deposit accounts. While we generally retain in our portfolio all loans we originate, beginning in October 2019, we began brokering fixed rate one-to-four family residential loans for sale in the secondary market.

The following table presents information concerning the composition of our loan portfolio, by the type of loan as of the dates indicated:

	At December 31,
	2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$ 71,606	57.4%	$ 80,322	62.9%	$ 79,899	68.6%	$ 80,982	69.2%
Multi-family residential	9,260	7.4	7,054	5.5	6,352	5.4	5,464	4.7
Residential construction	367	0.3	--	--	108	0.1	767	0.7
Commercial real estate	32,311	25.9	27,153	21.3	22,315	19.1	23,184	19.8
Commercial real estate construction	2,867	2.3	5,100	4.0	2,061	1.8	710	0.6
Total real estate loans	116,411	93.3	119,629	93.7	110,735	95.0	111,107	95.0

Commercial business loans	6,456	5.2	5,939	4.6	3,875	3.3	3,776	3.2

Consumer loans	1,875	1.5	2,199	1.7	1,978	1.7	2,118	1.8

Total loans	124,742	100.0%	127,767	100.0%	116,588	100.0%	117,001	100.0%

Deferred loan origination fees and costs, net	28		30		31		24
Allowance for loan losses	(1,498)		(1,504)		(1,723)		(2,503)
Total loans, net	$ 123,272		$ 126,293		$ 114,896		$ 114,522

Loan Maturity Table

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2019.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The total amount of loans due after December 31, 2020, which have fixed interest rates, is $13.0 million, while the total amount of loans due after such date, which have adjustable interest rates, is $97.5 million.  The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One-to-Four Family	Multi- Family	Residential Construction	Commercial	Commercial Construction	Commercial Business	Consumer	Total (1)

	(Dollars in thousands)
Amounts due in:
One year or less (2)	$ 4,216	$ 476	$ 367	$ 4,238	$ 1,247	$ 3,062	$ 654	$ 14,260
More than one year to five years	12,833	1,995	--	9,404	587	3,160	1,195	29,174
More than five years	54,557	6,789	--	18,669	1,033	234	26	81,308
Total	$ 71,606	$ 9,260	$ 367	$ 32,311	$ 2,867	$ 6,456	$ 1,875	$ 124,742

___________________________________________
(1) Excludes net deferred loan origination fees and costs.
(2) Includes demand loans, loans having no stated maturity and overdraft loans.

Largest Borrowing Relationships.   At December 31, 2019, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $5.7 million.  Our five largest lending relationships totaled $10.0 million in the aggregate, or 8.0% of our $124.7 million total loan portfolio, at December 31, 2019. The largest relationship at December 31, 2019 consisted of $2.2 million in loans to a business collateralized by multi-family and non-owner occupied one-to-four family residential property.  The next four largest lending relationships at December 31, 2019, were $2.2 million in loans to commonly owned businesses, collateralized by commercial real estate and non-owner occupied one-to-four family residential property; $1.9 million in loans to commonly owned businesses collateralized by commercial real estate and commercial business property with unfunded loan commitments to this relationship totaling $83,000; $1.9 million in loans to commonly owned businesses collateralized by commercial real estate; and $1.8 million to commonly owned businesses collateralized by non-owner occupied one-to-four family residential property.  As of December 31, 2019, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Real Estate Lending.  Our primary lending activity consists of the origination of loans secured by first mortgages on one- to four-family residences, substantially all of which are secured by property located in our geographic lending area.  We originate primarily adjustable-rate loans.  Beginning in October 2019, we entered into a loan brokering agreement with United Wholesale Mortgage (“UWM”).  Under the agreement we perform loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae (“conforming”).  Conforming loans are then funded by UWM and we receive a fee for services performed.  In the fourth quarter of 2019, we brokered seven loans with UWM.  Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), may be funded by us and held in our loan portfolio.

Most of our loans are written using generally accepted underwriting guidelines.  The one-to-four family loans we originate are generally retained in our portfolio.   Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives.  During the year ended December 31, 2019, we originated $7.5 million and $390,000 of one- to four-family adjustable rate mortgage (“ARM”) and fixed-rate mortgage loans, respectively. At December 31, 2019, one- to four-family residential mortgage loans totaled $71.6 million, or 57.4%, of our total loan portfolio, of which $68.0 million were ARM loans and $3.6 million, were fixed-rate loans.

A large portion of the one- to four-family residential mortgage loans we originate and retain in our portfolio consist of loans that would be considered non-conforming as it relates to the ability to sell to Fannie Mae or other secondary market purchasers.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae's guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  We believe that these loans satisfy a need in our market area.  As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property.  We generally lend up to 80% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans.  At December 31, 2019 we had $15.4 million of non-owner occupied first mortgage loans.  Properties securing our one- to four-family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors.  It is Mid-Southern Savings Bank’s policy to require title insurance policies on all mortgage real estate loans originated in the amount of $500,000 or more.  Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.  The average size of our one- to four-family residential loans was approximately $76,000 at December 31, 2019.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, however, at December 31, 2019 we had no one- to four-family loans with an original contractual maturity in excess of 30 years.

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

Included in our one- to four-family loans are manufactured home loans that are considered a permanent dwelling. We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence.  Our weighted average yield on manufactured home loans at December 31, 2019 was 4.86%, compared to 4.70% for one- to four-family mortgages.  At December 31, 2019, these loans totaled $7.6 million, or 6.1% of our total loan portfolio.  We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Indiana law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located.  A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner.  The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral.  In addition to the cost of moving a manufactured home, it is difficult for these borrowers to find a new location for their home.  First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources.  We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold.  At December 31, 2019, there was $341,000 in nonperforming manufactured home loans and no manufactured home properties in our other real estate owned ("OREO") or repossessed assets portfolio.

Home Equity Lending.  We originate home equity loans that consist of variable-rate lines of credit. We do not originate fixed-rate home equity loans. We originate home equity loans in amounts of up to 80% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated with an adjustable rate of interest, based on the Wall Street Journal Prime Rate plus a margin.  Home equity lines of credit generally have up to a ten-year draw period, during which time the funds may be paid down and redrawn up to the committed amount.  Once the draw period has lapsed, the home equity line of credit matures with all moneys owed being due and payable.  At December 31, 2019, home equity lines of credit totaled $3.1 million, or 2.5% of our total loan portfolio. At December 31, 2019, unfunded commitments on these lines of credit totaled $2.0 million.

Commercial and Multifamily Real Estate Lending.  We offer a variety of commercial real estate and multifamily loans.  Most of these loans are secured by commercial income producing properties, including retail centers, multifamily apartment buildings, warehouses, and office buildings located in our market area.  At December 31, 2019, commercial and multifamily loans totaled $41.6 million, or 33.3% of our total loan portfolio.

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

Loans secured by commercial and multifamily real estate are generally underwritten based on the net operating income of the property, global cash flow of the borrower, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property.  The net operating income or global cash flow of the borrower must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement.  We generally impose a minimum project debt coverage ratio of approximately 1.2x for the borrower or 1.35x global cash flow.  The global cash flow takes into consideration the living expenses of the persons involved in the request and tax obligations.  For originated loans secured by income producing commercial properties, if the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing commercial and multifamily loans are performed by independent state certified or licensed fee appraisers and approved by the board Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information.  From time to time we also acquire participation interests in commercial and multifamily loans originated by other financial institutions secured by properties located in our market area or in the general proximity of our market area.  During 2019 we did not purchase any commercial or multifamily loan participations.

Historically, loans secured by commercial and multifamily properties generally involve different credit risks than one- to four-family properties, including because they cannot be sold as easily on the secondary market.  These loans typically involve larger balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial and multifamily properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to four-family because the collateral securing these loans typically cannot be sold as easily as one-to four-family.  In addition, some of our commercial and multifamily loans are not fully amortizing and contain large balloon payments upon maturity.  Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  Our largest single commercial and multifamily borrowing relationship at December 31, 2019, totaled $1.9 million and is collateralized by multiple commercial real estate properties.  At December 31, 2019, these loans were performing in accordance with their repayment terms.

Construction Lending.  We originate construction loans secured by single-family residences and commercial and multifamily real estate.  We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans.  At December 31, 2019, our construction loans, including land and lot loans and land acquisition and development loans totaled $3.2 million, or 2.6% of our total loan portfolio.  At December 31, 2019, unfunded construction loan commitments totaled $1.8 million.

We originate construction loans to individuals and contractors for the construction and acquisition of personal residences whether or not the collateral property underlying the loan is under contract for sale.  At December 31, 2019, construction loans to contractors for homes that were not pre-sold totaled $1.4 million and are classified as commercial real estate construction loans.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to twelve months.  We typically convert construction loans to individuals to permanent loans on completion of construction but if Mid-Southern Savings Bank does not intend to provide the permanent financing, we require a take-out financing commitment prior to origination. At the end of the construction phase, the construction loan generally either converts to a longer-term mortgage loan or is paid off through a permanent loan from another lender.  Residential construction loans are made up to the lesser of a maximum loan-to-value ratio of 90% of cost or 80% of appraised value at completion.

At December 31, 2019, residential construction mortgage loans to individuals totaled $367,000.   Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser.  During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance (loans in excess of $500,000), and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property.  We will generally originate these loans in an amount up to 80% of the lower of the purchase price or appraisal.  These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with an initial term of five years of less and a maximum amortization of 20 years. At December 31, 2019, we had no lot and land loans to individuals.

We make land acquisition and development loans to experienced home builders or residential lot developers in our market area.  The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from developers prior to making the loan.  Our loan officers are required to personally visit the proposed site of the development.  We require that developers maintain adequate insurance coverage.  Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payments during the term of the loan.  Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold.  At December 31, 2019, we had $2.7 million in land acquisition and development loans within our commercial real estate and construction loan portfolios.  At December 31, 2019, our largest land acquisition and development relationship consisted of two loans totaling $798,000, secured by single family residential lots located in our market area.  At December 31, 2019, this loan relationship was performing in accordance with its repayment terms. At December 31, 2019, unfunded loan commitments related to land acquisition and development totaled $806,000.

We also offer commercial and multifamily construction loans.  These loans are underwritten with construction financing for up to 12 months under terms similar to our residential construction loans.  On completion of the construction period the loan by its terms converts to a permanent commercial real estate loans with terms similar to our other permanent commercial and multifamily real estate loans. At December 31, 2019, we had $2.9 million in commercial and multifamily construction loans.

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

We make loans on new and used automobiles.  Our automobile loan portfolio totaled $1.0 million at December 31, 2019, or 54.3% of our consumer loan portfolio and 0.8% of our total loan portfolio.  Automobile loans may be written for a term of up to 72 months and have fixed rates of interest.  Loan-to-value ratios are generally up to 100% of the purchase price for qualified borrowers if the Fair Isaac and Company, Incorporated (“FICO”), credit score is 700 or greater of either the borrower or co-borrower and the debt to income ratio is 35% or less. Borrowers who do not meet these criteria but still qualify in accordance with our underwriting guidelines may borrow up to 80% of the purchase price.   We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt to income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used manufactured homes not considered permanent dwellings, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured personal loans, all of which, at December 31, 2019, totaled $858,000 or 45.7% of our consumer loan portfolio and 0.7% of our total loan portfolio.  These loans typically have terms from five to ten years depending on the collateral and loan-to-value ratios up to 80% and have either fixed or adjustable interest rates.

Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 36 months, or are revolving lines of credit of generally up to $25,000.  At December 31, 2019 there were no outstanding loans or unfunded commitments for unsecured consumer lines of credit.

Consumer loans (other than our manufactured homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending.  At December 31, 2019, commercial business loans totaled $6.5 million, or 5.2% of our total loan portfolio.  Substantially all of our commercial business loans have been to borrowers in our market area.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment.  Approximately $742,000 of our commercial business loans at December 31, 2019 were unsecured.  Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally require personal guarantees on both our secured and unsecured commercial business loans.  Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of lending.  Our secured commercial business loans typically have a loan to value ratio of up to 80% and are term loans ranging from three to five years.  Secured commercial business term loans generally have a fixed rated based on the average yield of the U.S. Treasury security with a term similar to that of the length of the fixed rate commitment on the note.  In addition, we typically charge loan fees of 1/2% to 2% of the principal amount at origination, depending on the credit quality and account relationships of the borrower.  Business lines of credit are usually adjustable-rate and are based on the prime rate as reported in the Wall Street Journal plus 0% to 3%, and are generally originated with both a floor and ceiling to the interest rate.  Our business lines of credit have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Most often, this collateral is accounts receivable, inventory, equipment or real estate.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment used.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

Lending Authority.  Both our President and Chief Executive Officer (“CEO”) and Executive Vice President and Senior Loan Officer may individually approve unsecured loans up to $100,000 and all types of secured loans up to $200,000.   The Lending Group (defined as President and CEO, Senior Loan Officer and Chief Credit Officer) may approve unsecured loans up to $150,000 and all types of secured loans up to $1.0 million.  The Director’s Loan Committee approves unsecured loans up to $500,000 and secured loans up to $2.0 million.  Any loans over the Director’s Loan Committee limit must be approved by the full board of directors.  All loan policy exceptions must be approved by the Director’s Loan Committee, the CEO or the Senior Loan Officer up to the committee’s, CEO’s or Senior Loan Officer’s lending authority.  All policy exception loans of $10,000 or more must be reported to the board of directors within 45 days.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans.  Our ability to originate loans, however, is dependent upon customer demand for loans in our market area.  Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multifamily, construction and land, and commercial business lending.  Demand is affected by competition and the interest rate environment.  During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  During the years ended December 31, 2018 and 2019, we did not acquire any loans.  We underwrite participations to the same standards as an internally-originated loan.

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

	December 31,
	2019	2018	2017	2016

	(Dollars in thousands)
Non-accruing loans:
Real estate loans:
One- to four-family residential	$ 947	$ 978	$ 1,333	$ 1,668
Multi-family residential	--	--	--	--
Residential construction	--	--	--	--
Commercial real estate	235	313	535	699
Commercial real estate construction	--	--	--	--
Total real estate loans	1,182	1,291	1,868	2,367

Commercial business loans	--	4	10	19

Consumer loans	--	--	--	11
Total non-accruing loans	1,182	1,295	1,878	2,397

Foreclosed real estate
One- to four-family residential	--	--	138	313
Commercial real estate	--	--	38	--
Total foreclosed real estate	--	--	176	313

Repossessed automobiles, recreational vehicles	--	--	--	--

Total nonperforming assets	$ 1,182	$ 1,295	$ 2,054	$ 2,710

Total nonperforming assets as a percentage of total assets	0.6%	0.6%	1.2%	1.5%

Restructured loans (excluding those on nonaccrual status)
Real estate loans:
One- to four-family residential	$ 484	$ 879	$ 877	$ 1,258
Commercial real estate	365	439	484	759
Total real estate loans	849	1,318	1,361	2,017

Commercial business loans	412	467	514	567

Consumer loans	--	--	--	14

Total	$ 1,261	$ 1,785	$ 1,875	$ 2,598

For the year ended December 31, 2019, total interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $59,000, all of which was excluded in interest income for the year ended December 31, 2019.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition at December 31, 2019 Compared to December 31, 2018 – Delinquencies and Nonperforming Assets” for more information on troubled assets.

Troubled Debt Restructured Loans.  Troubled debt restructurings, which are accounted for under Accounting Standards Codification (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity.  All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured.  Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the troubled debt restructuring from nonperforming status.  At December 31, 2019 and 2018, we had $1.3 million and $1.8 million, respectively, of loans that were classified as troubled debt restructurings and still on accrual. Included in nonperforming loans at December 31, 2019 and 2018 were troubled debt restructured loans of $137,000 and $159,000 respectively.

Foreclosed Assets.   We owned no real estate owned or other repossessed assets at December 31, 2019.

Other Loans of Concern.   In addition to the nonperforming assets set forth in the table above, as of December 31, 2019, there were 16 loans totaling $941,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These loans have been considered individually in management’s determination of our allowance for loan losses.  The largest loan relationship of concern at December 31, 2019, totaled $543,000 and was secured by owner occupied commercial real estate and all related business assets located in Washington County, Indiana.  The remaining loans of concern consist of $325,000 in residential first mortgages and $73,000 in commercial real estate loans. Loans of concern had specific loan loss reserves of $78,000 at December 31, 2019.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose Mid-Southern Savings Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.

When we classify problem assets as either substandard or doubtful, we may establish specific allowance for loan losses in an amount deemed prudent by management.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management’s review of our assets, at December 31, 2019, we had classified $2.1 million of our assets as substandard, which represented a variety of outstanding loans.  Classified assets totaled $2.1 million, or 4.2% of our equity capital and 1.0% of our assets at December 31, 2019 and $3.3 million, or 6.7% of our equity capital and 1.6% of our assets at December 31, 2018.  We had no assets classified as special mention at December 31, 2019 and 2018.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as one-to four-family, small commercial and multifamily, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.

Our allowance for loan losses totaled $1.5 million, representing 1.2% of total loans at both December 31, 2019 and 2018.  Specific valuation reserves totaled $78,000 and $100,000 at December 31, 2019 and 2018, respectively.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, properly reflects estimated probable loan losses in our loan portfolio.  See Notes 1 and 4 of the Notes to Consolidated Financial Statements for additional information.

The following table sets forth an analysis of our allowance for loan losses at the dates indicated:
	December 31,
	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$ 1,504	$ 1,723	$ 2,503	$ 3,130
Charge-offs:
One-to four-family residential	58	182	64	218
Multi-family residential	--	--	--	--
Construction	--	--	--	--
Commercial real estate	--	--	19	1
Commercial business	--	2	--	--
Consumer	17	16	18	25
Total charge-offs	75	200	101	244

Recoveries:
One-to four-family residential	48	162	6	54
Multi-family residential	--	--	--	--
Construction	--	1	--	--
Commercial real estate	--	--	1	1
Commercial business	--	2	--	--
Consumer	9	16	14	11
Total recoveries	57	181	21	66
Net charge-offs	(18)	(19)	(80)	(178)
Provision for loan losses (recapture)	12	(200)	(700)	(449)
Balance at end of period	$ 1,498	$ 1,504	$ 1,723	$ 2,503

Net charge-offs during the period as a percentage of average loans outstanding during the period	0.0%	0.0%	0.1%	0.2%

Net charge-offs during the period as a percentage of average nonperforming assets	1.5%	1.1%	3.4%	6.6%

Allowance as a percentage of nonperforming loans	126.7%	116.1%	91.7%	104.4%
Allowance as a percentage of total loans (end of period)	1.2%	1.2%	1.5%	2.1%

Nonperforming loans decreased to $1.2 million at December 31, 2019 from $1.3 million at December 31, 2018.  The allowance for loan losses as a percentage of total loans was 1.2% at both December 31, 2019 and 2018.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:
	At December 31,
	2019 Amount	Percent of Allowance To Total Allowance	Percent of Loans In Category To Total Loans	2018 Amount	Percent of Allowance To Total Allowance	Percent of Loans In Category To Total Loans	2017 Amount	Percent of Allowance To Total Allowance	Percent of Loans In Category To Total Loans	2016 Amount	Percent of Allowance To Total Allowance	Percent of Loans In Category To Total Loans

	(Dollars in thousands)
Allocated at end of period to:
One- to four- family residential	$ 955	0.8%	57.4%	$ 1,012	0.8%	62.9%	$ 1,070	0.9%	68.6%	$ 1,571	1.3%	69.2%
Multi-family residential	83	0.1	7.4	59	0.0	5.5	220	0.2	5.4	338	0.3	4.7
Construction	44	0.0	2.6	48	0.0	4.0	20	--	1.9	9	--	1.3
Commercial real estate	289	0.2	25.9	259	0.2	21.3	269	0.2	19.1	404	0.3	19.8
Commercial business	102	0.1	5.2	98	0.1	4.6	111	0.1	3.3	134	0.1	3.2
Consumer	25	0.0	1.5	28	0.0	1.7	33	--	1.7	47	--	1.8
Total	$ 1,498	1.2%	100.0%	$ 1,504	1.1%	100.0%	$ 1,723	1.4%	100.0%	$ 2,503	2.0%	100.0%

Investment Activities

Federal savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds.  Subject to various restrictions, federal savings banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the institution is otherwise authorized to make directly.

Specific investment strategies are formulated by the ALCO committee.  The ALCO committee is composed of Mid-Southern Savings Bank’s executive management team. The board of directors will review and approve these investment strategies and then can delegate the authority to execute to ALCO.  In addition to authorizing and approving the investment policy, the board of directors has the responsibility for the approval of strategies and for monitoring the investment portfolio of Mid-Southern Savings Bank. Investment activities will be conducted in accordance with Mid-Southern Savings Bank’s policy and consistent with Mid-Southern Savings Bank’s asset/liability management policy. The board of directors has the ultimate responsibility for establishing policy and monitoring management’s compliance with the policy.  The President is responsible for all investment executions in the portfolio. Mid-Southern Savings Bank retains the services of an investment advisor to provide advice to and consult with the board and ALCO on various investment strategies.

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

The general objectives of our investment portfolio will be to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  Our investment quality will emphasize safer investments with the yield on those investments secondary to not taking unnecessary risk with the available funds.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock.  At December 31, 2019, we owned $778,000 in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  FHLB stock has a par value of $100, and is carried at cost.

The composition of our investment securities portfolio at December 31, 2019, excluding FHLB stock, is as follows:  Federal agency mortgage-backed securities with an amortized cost of $20.3 million and a fair value of $20.5 million and municipal bonds with an amortized cost of $36.4 million and a fair value of $37.9 million.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.  For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.

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
At December 31, 2019, we held no investment securities for which declines in value are considered other-than-temporary.  We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis.  We closely monitor our investment securities for changes in credit risk. If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2019, our securities portfolio did not contain securities of any issuer with an aggregate carrying value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal obligations	$ 36,390	$ 37,935	$ 28,653	$ 28,710	$ 21,474	$ 21,742
Mortgage-backed	20,323	20,482	24,709	24,430	23,304	22,975
Federal agency securities	--	--	--	--	1,000	999
Total available-for-sale	56,713	58,417	53,362	53,140	45,778	45,716

Securities held to maturity:
Municipal obligations	--	--	45	45	85	87
Mortgage-backed	42	42	55	56	78	80
Total held to maturity	42	42	100	101	163	167

Restricted equity securities:
Federal Home Loan Bank stock	778	778	778	778	778	778

Total securities	$ 57,533	$ 59,237	$ 54,240	$ 54,019	$ 46,719	$ 46,661

Maturity of Securities

The composition and contractual maturities of our investment portfolio at December 31, 2019, excluding Federal Home Loan Bank stock, are indicated in the following table. Weighted average yields on tax exempt securities are presented on a tax-equivalent basis using a federal marginal tax rate of 21%. Certain mortgage-backed securities, including collateralized mortgage obligations, have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Year to Ten Years		More Than 10 Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal obligations	$-	-%	$1,568	3.53%	$8,225	3.37%	$28,142	3.17%	$37,935	3.22%
Mortgage-backed securities	-	-%	3,470	1.88%	3,159	1.90%	13,853	3.01%	20,482	2.64%
Total available-for-sale	$-	-%	$5,038	2.39%	$11,384	2.96%	$41,995	3.12%	$58,417	3.02%
Securities held to maturity:
Municipal obligations	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
Mortgage-backed securities	-	-%	9	4.94%	4	2.21%	29	4.01%	42	4.04%
Total held to maturity	$-	-%	$9	4.94%	$4	2.21%	$29	4.01%	$42	4.04%

Sources of Funds

General.  Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit.  We solicit deposits primarily in our market area; however, at December 31, 2019, approximately 2.1% of our deposits were from persons outside the state of Indiana.  As of December 31, 2019, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 64.1% of total deposits, compared to 65.2% as of December 31, 2018.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

We are a public funds depository and as of December 31, 2019, we had $15.4 million in public funds.  These funds consisted of $8.5 million in certificates of deposit and savings accounts and $6.9 million in checking accounts at December 31, 2019.

	At December 31,
	2019			2018		2017
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)

Noninterest bearing checking	$ 17,796	12.2%	$ (538)	$ 18,334	12.2%	$ 18,008	11.8%
Interest bearing checking	39,750	27.0	(1,319)	41,069	27.2	36,797	24.2
Savings and money market	36,632	24.9	(2,358)	38,990	25.8	45,514	30.0
Time deposits:
Maturing:
Within one year	31,335	21.3	13,925	17,410	11.5	16,415	10.8
After one year, but within two years	20,882	14.2	2,572	18,310	12.1	9,242	6.1
After two years, but within five years	574	0.4	(16,421)	16,995	11.2	25,917	17.1
Maturing thereafter	--	--	--	--	--	--	--
Total	$146,969	100.0%	$ (4,139)	$151,108	100.0%	$151,893	100.0%

Jumbo Certificates

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2019. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Total
(In thousands)
Three months or less	$ 513
Over three through six months	7,253
Over six through twelve months	8,093
Over twelve months	7,658
Total	$ 23,517

Deposit Maturities

The following table sets forth the amount and maturities of time deposits categorized by rates at December 31, 2019.
	Amount due
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years	Total	Percent of Total
	(Dollars in thousands)
0.00 – 0.99%	$ 7,828	$ 1,390	$ --	$ --	$ 9,218	17.5%
1.00 – 1.99%	13,767	11,334	3,791	--	28,892	54.7%
2.00 – 2.99%	9,740	4,520	421	--	14,681	27.8%
Total certificates of deposit	$ 31,335	$ 17,244	$ 4,212	$ --	$52,791	100.0%

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

We are a member of the Federal Home Loan Bank of Indianapolis, which is part of the Federal Home Loan Bank System.  The eleven regional Federal Home Loan Banks provide a central credit facility for their member institutions.  We may use advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2019, we had $15.0 million of available borrowing capacity with the FHLB.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears an interest rate of 1.73%. Average short-term borrowings have not exceeded 30% of stockholders' equity in the past two years.

The following table sets forth certain information concerning the Company's borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018
Maximum amounts of FHLB advances outstanding at any month end	$10,000	$3,000
Average FHLB advances outstanding	5,151	912
Weighted average rate on FHLB advances	1.73%	1.64%
Maximum amounts of FRB borrowings outstanding at any month end	$--	$--
Balance outstanding at end of period:
FHLB Advances	$10,000	$--

There were no borrowings outstanding at any time during 2017.

Taxation

For details regarding the Company’s taxes, see Note 11 of the Notes the Consolidated Financial Statements contained in Item 8 of this report.

Personnel

As of December 31, 2019, the Company had 42 full‑time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Corporate Information

The Company’s principal executive offices are located at 300 N. Water Street, Salem, Indiana 47167. Its telephone number is (812) 883-2639. The Company maintains a website with the address www.mid-southern.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (“SEC”).

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3% of its assets in subsidiary corporations classified as service corporations, with amounts in excess of 2% only if primarily for community purposes, and unlimited amounts in operating subsidiaries.

Mid-Southern Investments, Inc. was formed in 2017 to invest in general market municipal bonds, rather than bank qualified municipal bonds which, although tax advantaged, may not have the yield we seek. Our capital investment in the Mid-Southern Investments as of December 31, 2019 was $24.9 million which was within the OCC limitations.

Competition

We face strong competition in attracting deposits and originating loans.  Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies and mortgage brokers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.  Commercial business competition is primarily from local commercial banks, but other savings banks and credit unions also compete for this business.  We compete by consistently delivering high-quality, personal service to our customers which results in a high level of customer satisfaction.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Indiana and other Mid-Western states.  These include such large national lenders as PNC Bank, JP Morgan, Chase, US Bank and Branch Banking and Trust Company and others in our market area that have greater resources than we do and offer services that we do not provide.  For example, we do not offer trust services or non-FDIC insured investments.  Customers who seek "one-stop shopping" may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system.  Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.  Based on the most recent data provided by the FDIC, there are approximately 40 other commercial banks and savings institutions operating in the Louisville/Jefferson County, KY-IN MSA and 14 other commercial banks and savings institutions in Lawrence, Orange and Washington counties of Indiana.  Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Louisville/Jefferson County, KY-IN MSA was approximately 0.32%.  The five largest financial institutions in that area have 66.9% of those deposits.  In addition, our share of deposits in Lawrence, Orange and Washington counties was the largest in the three-county area at 16.1%, with the five largest institutions in the three-county area having 59.4% of the deposits.

Executive Officers.  The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Alexander G. Babey	51	President and Chief Executive Officer, Mid-Southern Bancorp, Inc. and Mid-Southern Savings Bank, FSB
Frank (Buzz) M. Benson, III.	58	Executive Vice President and Senior Loan Officer, Mid-Southern Savings Bank, FSB
Erica B. Schmidt	41	Executive Vice President and Chief Financial Officer, Mid-Southern Savings Bank, FSB
Robert W. DeRossett	50	Chief Financial Officer, Mid-Southern Bancorp, Inc.
_____________
(1) At December 31, 2019

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

Erica B. Schmidt, has been the Executive Vice President and Chief Financial Officer of Mid-Southern Savings Bank, since January 2014.  Prior to that, she served as Controller of Mid-Southern Savings Bank from September 2005 through December 2013.  Ms. Schmidt has also been our Corporate Secretary since 2013 and Treasurer since 2008.

Robert W. DeRossett joined the Company as Chief Financial Officer of Mid-Southern Bancorp, Inc. in February 2020.  He brings significant expertise to the Company’s financial management and reporting areas.  For the past five years, Mr. DeRossett served as an independent CFO consultant for start-up companies and non-profit entities in the Louisville, Kentucky area.  He recently was the Director of Finance for Rabbit Hole Spirits, LLC in Louisville, Kentucky until it was acquired by Pernod-Ricard of Paris, France in 2019.  Prior to that, Mr. DeRossett performed financial reporting, investor relations and project management roles for Providian Corporation in

Louisville, Kentucky, which was acquired by AEGON of The Hague, The Netherlands in 1997.  Mr. DeRossett is a Certified Public Accountant licensed in the Commonwealth of Kentucky since 1993 and has been a holder of the Chartered Financial Analyst designation since 2009.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress (“Congress”) that may affect the Company’s and Bank’s operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FDIC, the Federal Reserve Board or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

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

In connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the laws and regulations affecting depository institutions and their holding companies have changed, particularly affecting the bank regulatory structure and the lending, investment, trading and operating activities of depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the OCC with respect to its compliance with consumer financial protection laws and CFPB regulations.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Some of these provisions may benefit the Company and the Bank, such as (1) a simplified capital ratio, called the Community Bank Leverage Ratio, computed as the ratio of tangible equity capital to average consolidated total assets to be set by the federal banking regulators at not less than 8% and not more than 10%, which for most institutions with less than $10 billion in consolidated assets will replace the leverage and risk-based capital ratios under current regulations; (2) an option for federal savings institutions to operate as national banks with respect to limits on lending, investments, and subsidiaries, without changing their charters to national bank charters; and (3) a lower risk weight on certain loans currently classified as high volatility commercial real estate exposures. Effective January 1, 2020, the Community Bank Leverage Ratio is 9.0%.

Federal Regulation of Savings Institutions

Office of the Comptroller of the Currency.  The OCC has extensive authority over the operations of federal savings institutions. As part of this authority, the Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. The OCC also has extensive enforcement authority over all federal savings institutions, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate prompt corrective action orders. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required by law.

All federal savings institutions are required to pay assessments to the OCC to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OCC assessment for the fiscal year ended December 31, 2019 was $71,000.

The Bank's general permissible lending limit for loans to one borrower is generally equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2019, the Bank's lending limit under this restriction was $5.7 million.  We have no loans in excess of our lending limit.

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and the anti-money laundering provisions of the USA Patriot Act. The GLBA privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the U.S. to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement requirements under the Bank Secrecy Act and the regulations of the Office of Foreign Assets Control.

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

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital, including a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

Certain changes in what constitutes regulatory capital are subject to transition periods, including the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities. Because of the Bank’s asset size, the Bank elected to take a one-time option to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The Bank also must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.  Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community Bank Leverage Ratio, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter.  The Bank intends to elect to use the Community Bank Leverage Ratio.

As of December 31, 2019, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For additional information, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action.  An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. Significantly undercapitalized and critically undercapitalized institutions are subject to more extensive mandatory regulatory actions. The OCC also can take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. An institution that is not well-capitalized is subject to certain restrictions on deposit rates and brokered deposits. At December 31, 2019, the Bank met the regulatory requirements described above under “Capital Requirements” to be considered well-capitalized.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Indianapolis, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2019, the Bank held $778,000 in FHLB stock, which was in compliance with this requirement. During the year ended December 31, 2019, the Bank did not purchase any FHLB stock.

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

Federal Deposit Insurance Corporation.  The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the fiscal year ended December 31, 2019 were $33,000.

Under its regulations, the FDIC sets assessment rates for established small institutions (generally, those with total assets of less than $10 billion) based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Total base assessment rates currently range from 3 to 30 basis points, subject to certain adjustments. Assessment rates are expected to decrease in the future as the reserve ratio increases in specified increments.  The FDIC may increase or decrease its rates by two basis points without further rule-making. In an emergency, the FDIC may also impose a special assessment.

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%, which, the FDIC announced occurred on September 30, 2018.  When the reserve ratio reaches 1.38%, small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%.  Subject to certain limitations, the credits will apply to reduce regular assessments until exhausted.

In addition to the FDIC assessments, the Financing Corporation was authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The final such assessment was collected by the FDIC in March 2019.

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

Qualified Thrift Lender Test.  All federal savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments.

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of December 31, 2019, the Bank met the QTL test.

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

Transactions with Affiliates. The Bank’s authority to engage in transactions with affiliates is limited by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve’s Regulation W. The term affiliates for these purposes generally mean any company that controls or is under common control with an institution except subsidiaries of the institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. FDIC-insured institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. Collateral in specified amounts must be provided by affiliates in order to receive loans from an institution. In addition, these institutions are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the providing of any property or service.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) generally prohibits a company that makes filings with the SEC from making loans to its executive officers and directors. That act, however, contains a specific exception for loans by a depository institution to its executive officers and directors, if the lending is in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act and Consumer Protection Laws. Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The OCC may use an unsatisfactory rating as the basis for the denial of an application. Similarly, the Federal Reserve is required to take into account the performance of an insured institution under the CRA when considering whether to approve an acquisition by the institution’s holding company. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

In connection with its deposit-taking, lending and other activities, the Bank is subject to a number of federal laws designed to protect consumers and promote lending to various sectors of the economy and population. The CFPB issues regulations and standards under these federal consumer protection laws, which include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. Through its rulemaking authority, the CFPB has promulgated several proposed and final regulations under these laws that will affect our consumer businesses. Among these regulatory initiatives are final regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and establishing new mortgage loan servicing and loan originator compensation standards. The Bank devotes substantial compliance, legal and operational business resources to ensure compliance with these consumer protection standards. In addition, the OCC has enacted customer privacy regulations that limit the ability of the Bank to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated parties.

Enforcement.  The OCC has primary enforcement responsibility over federally-chartered savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations.  The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. At December 31, 2019, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC.

Commercial Real Estate Lending Concentrations.  The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

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

Savings and Loan Holding Company Regulations

General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the Federal Reserve. Accordingly, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. In accordance with the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress. These and other Federal Reserve policies, as well as the capital conservatism buffer requirement, may restrict the Company’s ability to pay dividends.

Capital Requirements. For a savings and loan holding company, such as the Company, the capital regulations apply on a consolidated basis. The Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3 billion under the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” pursuant to which the Company is generally not subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. A major result of this change is to exclude most such holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve made this change effective August 30, 2019. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2019, the Company would have exceeded all regulatory requirements. See “Federal Regulation of Savings Institutions-- Capital Requirements” above.

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

Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of, or more than 5% of a class of voting stock of, a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term “company” includes corporations, partnerships, associations, and certain trusts and other entities. “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly, of more than 25% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding in certain cases 10% or more of a class of voting securities. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

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

Dividends and Stock Repurchases.  The Federal Reserve’s policy statement on the payment of cash dividends applicable to savings and loan holding companies expresses its view that a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. The capital conservation buffer requirement may also limit or preclude dividends payable by the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and capital regulations discussed above under “- Regulation and Supervision of the Bank - Capital Requirements.” In addition, among other requirements, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

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

At December 31, 2019, commercial real estate and multi-family loans totaled $41.6 million, or 33.3%, commercial real estate construction loans totaled $2.9 million, or 2.3% (excluding unfunded loan commitments of $1.5 million) of our loan portfolio, commercial business loans totaled $6.5 million, or 5.2%, and consumer loans totaled $1.9 million, or 1.5%, of our total loan portfolio.  We continue to focus on commercial and business loans as well as consumer loans, and we intend to continue to originate commercial real estate and multi-family loans.  Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate.  These loans, as well as consumer loans, also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2019, $71.6 million, or 57.4% of our total loan portfolio, was secured by one-to-four family real estate, including home equity lines of credit of $3.1 million. One- to four-family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.  A deterioration in economic conditions, declines in the volume of real estate sales and/or the sales prices or elevated unemployment rates in our market areas may result in higher rates of delinquencies, default and losses on our residential loans.

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

As of December 31, 2019, approximately $77.2 million, or 61.9%, of our total loans were to individuals and/or secured by properties located in our primary market area of Washington, Lawrence, Orange and Floyd counties in Indiana. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in Washington, Lawrence, Orange and Floyd Counties. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area.  Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

The coronavirus outbreak may also have an adverse effect on our customer’s directly or indirectly, including those engaged in international trade, travel and tourism.  These effects could include disruptions or restrictions in customers' supply chains or employee productivity, closures of customers' facilities, decreases in demand for customers' products and services or in other economic activities.  Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus.  In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries.  If our customers are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected, despite having no direct operations in China.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2019, we had $31.3 million in certificates of deposit that mature within one year and $17.8 million in non-interest-bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.  For additional information see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

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

We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have been competitive by focusing on our business lines in our market area and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies, including “FinTech” companies.  Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks.  As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. Our profitability depends upon our continued ability to successfully compete in our market area.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets.

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

The Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.  This accounting pronouncement is expected to be applicable to us as an emerging growth company, for fiscal years beginning after December 15, 2022 and for interim reporting periods beginning after December 15, 2022.  We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve, OCC and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery.  During years ended December 31, 2019 and 2018, we did not recognize any non-cash OTTI charges. There can, however, be no assurance that future declines in market value of our investment securities will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

In October 2019, we upgraded our core processing system with the objective to improve internal reporting capabilities for both management and the board of directors and create a scalable corporate infrastructure that will significantly expand our ability to handle continued growth and improve our levels of operational efficiency.  Further, our new system will enhance our capabilities and capacity to offer new products and services for loan and deposit customers and will enable us to offer more state-of-the-art technology-based services and delivery channels such as remote deposit capture and other business banking services.  As a result of this conversion, we recognized approximately $389,000 in several one-time expenses related to contract termination expenses.  We do not anticipate any additional contract termination and deconversion expenses to be recognized in the future.

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.  Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties.  Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers’ information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation.  Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2019, we had our main office that includes a full-service branch and two full-service branches and a loan production office with an aggregate net book value of $1.9 million.  All of our offices are owned except for the loan production office which we lease.  The operating leases require us to pay property taxes and operating expenses on the properties.  See also Note 7 of the Notes to Consolidated Financial Statements for additional information.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2019, there were 3,565,430 shares of Company common stock issued and 3,557,728 shares of the Company common stock outstanding, 295 stockholders of record and an estimated 574 holders in nominee or “street name.”

Our cash dividend payout policy is reviewed regularly by management and the board of directors.  Our board of directors has declared quarterly cash dividends on our common stock for six consecutive quarters.  Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods.  Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchase

The Company’s board of directors approved its first stock repurchase program in July 2019 pursuant to which the Company may repurchase up to 178,260 shares of its common stock.  The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.  The repurchase program does not obligate the Company to purchase any particular number of shares.  The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2019:
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2019 – October 31, 2019	9,500	$13.20	9,500	144,660
November 1, 2019 – November 30, 2019	4,800	13.25	4,800	139,860
December 1, 2019 – December 31, 2019	-	-	-	139,860
Total	14,300	$13.22	14,300

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data

The summary financial information presented below is derived in part from the consolidated financial statements of the Company.  The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1.  The information at December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 is derived in part from the audited consolidated financial statements of the Company that appear in this Form 10-K.  The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto contained elsewhere in this Form 10-K.

	December 31,
	2019	2018	2017

	(In thousands)
Selected Financial Condition Data:
Total assets	$ 208,436	$ 200,662	$ 176,677
Cash and cash equivalents	18,817	12,700	7,464
Loans receivable, net(1)	123,272	126,293	114,896
Investment securities available-for-sale, at fair value	58,417	53,140	45,716
Investment securities, held to maturity	42	100	163
Deposits	146,969	151,108	151,893
Borrowings	10,000	-	-
Total stockholders’ equity	50,813	48,843	24,154

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Selected Operations Data:
Interest income	$ 8,000	$ 7,276	$ 6,478
Interest expense	925	729	655
Net interest income	7,075	6,547	5,823
Provision for loan losses (recapture)	12	(200)	(700)
Net interest income after provision
for loan losses	7,063	6,747	6,523
Noninterest income	803	840	884
Noninterest expenses	6,821	5,879	5,252
Income before income taxes	1,045	1,708	2,155
Income tax expense	85	295	982
Net income	$ 960	$ 1,413	$ 1,173

 (1)  Net of allowances for loan losses, loans in process and deferred loan fees.

	At or For the
	Years Ended December 31,
	2019	2018	2017

Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets	0.47%	0.74%	0.67%
Return on average stockholders’ equity	1.92	4.51	5.10
Interest rate spread(1)	3.52	3.48	3.40
Net interest margin(2)	3.73	3.60	3.50
Efficiency ratio(3)	86.6	79.6	78.3
Average interest-earning assets to average
interest-bearing liabilities	144.6	130.0	125.1
Total loans to deposits ratio	84.9	84.6	76.8
Average stockholders’ equity to average assets	24.6	16.3	13.1
Stockholders’ equity to total assets at end of period	24.4	24.3	13.7

Capital ratios:
Total risk-based capital (to risk-weighted assets)	33.4	31.9	23.4
Tier 1 core capital (to risk-weighted assets)	32.2	30.7	22.1
Common equity Tier 1 (to risk-weighted assets)	32.2	30.7	22.1
Tier 1 leverage (to average adjusted total assets)	17.9	18.0	13.5

Asset quality ratios:
Allowance for loan losses as a percent of total loans	1.2	1.2	1.5
Allowance for loan losses as percent of non- performing loans	126.7	116.0	91.7
Net charge-offs to average outstanding loans during the period	0.0	0.0	0.1
Non-performing loans as a percent of total loans	0.9	1.0	1.6
Non-performing assets as a percent of total assets(4)	0.6	0.6	1.2

Other data:
Number of full-service offices	3	3	3
Full-time equivalent employees	42	43	38
_________________________________
(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of funds on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for both years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017.

(2)
Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for both years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017.

(3)	Represents non-interest expense divided by the sum of net interest income and total non-interest income.
(4)	Non-performing assets consists of non-performing loans (which include non-accruing loans and accruing loans more than 90 days past due), and foreclosed real estate.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategic plan targets individuals, small and medium size businesses in our market area for loan and deposit growth.  In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multifamily loans in our portfolio. A significant portion of these commercial and multifamily and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages.  Our commercial loan portfolio (commercial and multifamily real estate, commercial construction and commercial business loans) increased to $50.9 million, or 40.8% of our total loan portfolio at December 31, 2019, from $45.2 million or 35.4% of our total loan portfolio, at December 31, 2018.  The impact of additional commercial and multifamily, commercial construction and commercial business loans has had a positive impact on our interest income and has helped to further diversify our loan portfolio mix.  In particular, our emphasis on commercial real estate, commercial real estate construction and commercial business loans has increased our commercial loan portfolio.  At December 31, 2019, our commercial real estate and commercial real estate construction portfolios totaled $35.2 million, which represents a 9.1% increase since December 31, 2018.  At December 31, 2019, our commercial business loans were $6.5 million, which represents an 8.7% increase since December 31, 2018.

Our primary market area is in Washington, Lawrence, Orange and Floyd counties, Indiana.  Adverse economic conditions in our market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.  Weak economic conditions and ongoing strains in the financial and housing markets in portions of the United States, including our market area, have presented an unusually challenging environment for banks and their holding companies, including us.  This has been particularly evident in our need to provide for credit losses during these periods at significantly higher levels than our historical experience and has also adversely affected our net interest income and other operating revenues and expenses.

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

Our current business strategy consists of the following:

•
Continuing to emphasize the origination of one- to four-family residential mortgage loans. We have been and will continue to be a significant one-to-four family residential mortgage lender to borrowers in our market area. As of December 31, 2019, $71.6 million, or 34.4%, of our total assets consisted of one- to four-family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one-to four-family residential mortgage loans, in our loan portfolio, however, beginning in October 2019 we began brokering one-to-four family residential mortgage loans..

•
Increasing commercial and multi-family real estate and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial and multi-family real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as manufacturers and professional service providers. Our commercial and multifamily real estate and commercial business loan portfolios have grown to $41.6 million and $6.5 million, respectively, at December 31, 2019.

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

•
Managing credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long- term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.6% at both December 31, 2019 and 2018. At December 31, 2019, we had $947,000 of non-performing one-to four-family residential loans and $235,000 in non-performing commercial real estate loans.

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

The JOBS Act permits us an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this annual report on Form 10-K, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act.

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

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Cash and Cash Equivalents.  At December 31, 2019 and 2018, cash and cash equivalents totaled $18.8 million and $12.7 million, respectively.  Cash and cash equivalents increased primarily from excess funds provided by a $10.0 million advance from the FHLB.  We have focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans.  To a lesser extent, we originate commercial business loans and consumer loans.  In August 2016, we opened a loan production office in New Albany, Indiana as part of our effort to increase our business lending and diversify the loan portfolio.  Net loans receivable decreased $3.0 million, or 12.4%, to $123.3 million at December 31, 2019 from $126.3 million at December 31, 2018.  The decrease in net loans receivable was due primarily to decreases in one-to-four family residential loans and construction loans partially offset by increases in commercial real estate, multi-family residential and commercial business loans.

One-to-four family residential loans comprise the largest segment of our loan portfolio.  At December 31, 2019, these loans totaled $71.6 million, or 57.4% of total loans, compared to $80.3 million, or 62.9% of total loans, at December 31, 2018.   The Bank originates both fixed and adjustable rate one-to-four family residential loans.  We have recently increased our efforts to originate adjustable rate one-to-four family residential loans and originated $7.5 million and $14.7 million of adjustable rate loans in 2019 and 2018, respectively.  Management intends to continue its focus on offering adjustable rate mortgage loans at attractive rates.

Multifamily residential mortgage loans totaled $9.3 million, or 7.4% of total loans, at December 31, 2019 compared to $7.1 million, or 5.5% of total loans at December 31, 2018.  The total balance of multifamily real estate loans has increased over the past year due to a concerted effort to originate this type of loan.

Commercial real estate loans totaled $32.3 million, or 25.9% of total loans, at December 31, 2019 compared to $27.2 million, or 21.3% of total loans, at December 31, 2018.  During 2019 and 2018, we originated $5.7 million and $7.6 million, respectively, of commercial real estate loans with an emphasis on adjustable rate loans.

Our construction loan portfolio consists of residential and commercial construction loans.  Construction loans totaled $3.2 million, or 2.6% of total loans (excluding unfunded construction loan commitments of $1.8 million), at December 31, 2019, compared to $5.1 million, or 4.0% of total loans (excluding $2.1 million of construction loans in process), at December 31, 2018.  Commercial construction loan originations decreased to $2.7 million during 2019 from $10.9 million in 2018.

Commercial business loans totaled $6.5 million, or 5.2% of total loans at December 31, 2019, compared to $5.9 million, or 4.6% of total loans, at December 31, 2018.   During 2019 and 2018, we originated commercial business loans of $2.3 million and $5.7 million, respectively.

Consumer loans totaled $1.9 million, or 1.5% of total loans at December 31, 2019, compared to $2.2 million, or 1.7% of total loans, at December 31, 2018. Originations of consumer loans were $1.0 million in 2019 compared to $1.6 million in 2018.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations.  Available for sale securities increased by $5.3 million, or 10.0%, to $58.4 million at December 31, 2019 from $53.1 million at December 31, 2018.  Investment securities increased primarily due to purchases of non-taxable municipal and mortgage-backed available for sale securities of $8.6 million and $4.0 million, respectively, and a $1.9 million increase in the net unrealized gain on available for sale securities, which were partially offset by $8.8 million in principal repayments and maturities of available for sale securities.  The increase in available for sale securities during 2019 was primarily funded by an advance from the FHLB. During 2019, we continued our strategy to increase our investment in municipal obligations as a component of our available for sale securities portfolio due to their higher tax-equivalent yield.  At December 31, 2019, our investment in municipal obligations was $37.9 million compared to $28.7 million at December 31, 2018.

Securities Held to Maturity.  Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities, as well as municipal obligations.  Held to maturity securities decreased $58,000 for the year ended December 31, 2019.  The decrease during 2019 was due to principal repayments on mortgage-backed securities and maturities of municipal obligations.  We have not purchased investment securities as held to maturity during the past three years.

Premises and Equipment.  Premises and equipment were $1.9 million at both December 31, 2019 and 2018. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further information.

Other Assets.  Other assets decreased $493,000 to $442,000 at December 31, 2019 from $935,000 at December 31, 2018 primarily due to a decrease in the net deferred tax asset during 2019.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments.  Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit.  Deposits decreased $4.1 million or 2.7%, during the year ended December 31, 2019, primarily as a result of decreases in interest bearing checking, savings and money market accounts.

Borrowings.   The Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%.  The Company had no outstanding borrowings at December 31, 2018.
Stockholders’ Equity.   Stockholders’ equity increased $2.0 million to $50.8 million at December 31, 2019 from $48.8 million at December 31, 2018.  The increase was primarily due to an increase in accumulated other comprehensive income, net of tax, of $1.5 million primarily due to improvements in the fair market value of our available-for-sale investments, net income of $960,000 and stock-based compensation of $329,000 for the year ended December 31, 2019.  These increases were partially offset by the purchase of 38,400 treasury shares at an average cost per share of $12.93 or $497,000 in total due to the Company’s implementation of a stock repurchase program in August 2019 and cash dividends paid of $269,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are calculated using daily balances. Nonaccrual loans are included in average daily balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 21% for the years ended December 31, 2019 and 2018 and using a federal marginal tax rate of 34% for the year ended December 31, 2017.  Weighted average yields for tax exempt loans and investment securities at December 31, 2019 have been calculated on a tax equivalent basis using a federal marginal tax rate of 21%.

	At	Years Ended December 31,
	December 31,	2019			2018			2017
	Weighted Average Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits with banks	1.40%	$ 14,481	$ 278	1.92%	$ 14,552	$ 236	1.62%	$ 8,930	$ 71	0.80%
Loans receivable, net (1)	4.71	127,556	6,146	4.82	123,361	5,809	4.71	117,220	5,381	4.59
Mortgage-backed securities	2.64	21,773	555	2.55	23,493	448	1.91	24,740	486	1.96
Other investment securities	3.22	30,683	1,185	3.86	23,510	877	3.73	18,353	631	3.44
Federal Home Loan Bank stock	4.25	778	42	5.40	778	40	5.14	778	33	4.24
Total interest-earning assets	3.94%	195,271	8,206	4.20	185,694	7,410	3.99	170,021	6,602	3.88

Non-interest earning assets		7,971			6,222			5,871
Total assets		$203,242			$191,916			$175,892

Interest-bearing liabilities:
Interest-bearing checking	0.11%	$ 39,903	44	0.11%	$ 45,722	44	0.10%	$ 35,616	41	0.12%
Savings and money market	0.16	37,564	60	0.16	42,736	87	0.20	44,971	96	0.21
Certificates of deposit	1.47	52,462	731	1.39	53,497	583	1.09	55,372	518	0.94
Total deposits	0.68%	129,929	835	0.64%	141,955	714	0.50%	135,959	655	0.48%
FHLB borrowings	1.73%	5,138	90	1.75	912	15	1.64	--	--	--
Total interest-bearing liabilities		135,067	925	0.68	142,867	729	0.51	135,959	655	0.48

Non-interest-bearing liabilities		18,095			17,687			16,915
Total liabilities		153,162			160,554			152,874

Total equity		50,080			31,362			23,018
Total liabilities and equity		$203,242			$191,916			$175,892
Net interest income (taxable equivalent basis)			7,281			6,681			5,947
Less: taxable equivalent adjustment			(206)			(134)			(124)
Net interest income			$ 7,075			$ 6,547			$ 5,823
Net interest rate spread				3.52%			3.48%			3.40%
Net interest margin				3.73%			3.60%			3.50%
Average interest-earnings assets to average interest-bearing liabilities				144.6%			130.0%			125.1%

(1) Loan amount is net of deferred loan origination fees and costs, undisbursed loan funds and includes nonperforming loans.

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

	Years Ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest income
Interest-bearing deposits with banks (1)	$ 43	$ (1)	$ 42	$ 102	$ 63	$ 165
Loans receivable, net	135	195	330	145	289	434
Mortgage-backed securities	137	(30)	107	(13)	(25)	(38)
Other investment securities	7	238	245	72	165	237
Total interest-earning assets	322	402	724	306	492	798

Interest expense:
Interest-bearing checking	--	--	--	(4)	7	3
Savings and money market	(31)	4	(27)	(18)	9	(9)
Certificates of deposit	159	(11)	148	83	(18)	65
FHLB borrowings	1	74	75	--	15	15
Total interest-bearing liabilities	129	67	196	61	13	74

Net increase in net interest income	$ 193	$ 335	$ 528	$ 245	$ 479	$ 724
____________________
(1)  Includes interest-bearing deposits (cash) at other financial institutions.

Comparison of Operating Results Years Ended December 31, 2019 and 2018

Overview.  The Company reported net income of $960,000 ($0.29 per common share diluted) for the year ended December 31, 2019, compared to net income of $1.4 million ($0.41 per common share diluted) for the year ended December 31, 2018.  The significant factors that contributed to the decrease in net income for 2019 was an increase in noninterest expenses of $942,000, partially offset by an increase in net interest income after provision for loan losses of $316,000 and a decrease in income tax expense of $210,000.

Net Interest Income.  Net interest income increased $528,000, or 8.1%, to $7.1 million for 2019 from $6.5 million for 2018 primarily as the result of an increase in both the average balance of and yield earned on interest-earning assets.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 144.6% for 2019 from 130.0% for 2018.  The interest rate spread increased to 3.52% for 2019 from 3.48% for 2018.

Total interest income increased $724,000, or 10.0%, to $8.0 million for 2019 from $7.3 million for 2018.  The increase is primarily due to an increase in both the average balance of and yield earned on interest-earning assets.  The average balance of interest-earning assets increased to $195.3 million for 2019 from $185.7 million for 2018. The average tax-equivalent yield on interest-earning assets increased to 4.20% for 2019 from 3.99% for 2018 primarily due to higher market interest rates.

Interest income on loans was $6.1 million for 2019 compared to $5.8 million for 2018.  The increase was due to an increase in the average tax-equivalent yield on loans to 4.82% for 2019 from 4.71% for 2018, and an increase in average loans outstanding of $4.2 million, or 3.4%, to $127.6 million in 2019 from $123.4 million in 2018.

Interest income on investment securities increased $352,000, or 29.2%, to $1.6 million for 2019 from $1.2 million for 2018, primarily due to a 64 basis point increase in the average tax-equivalent yield on mortgage-backed securities and a $5.4 million increase in the average balance of total investment securities to $53.2 million for 2019 from $47.8 million for 2018.

Interest income on interest-bearing deposits with banks increased $42,000, or 17.8%, due to an increase in the average yield to 1.92% for 2019 from 1.62% for 2018.

Total interest expense increased $196,000, or 26.9%, due to an increase in cost of interest-bearing liabilities partially offset by a decrease in the average balance of interest-bearing liabilities.  The average cost of interest-bearing liabilities increased to 0.68% for 2019 from 0.51% for 2018.  The average balance of interest-bearing liabilities decreased $7.8 million to $135.1 million for 2019 from $142.9 million for 2018.

Provision for Loan Losses. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses”, the Company recognized a provision for loan losses of $12,000 for 2019 compared to a recapture of the provision for loan losses of $200,000 for 2018.  The recapture in 2018 was attributable to the continued improvement in the credit quality of the loan portfolio.  Non-performing loans decreased to $1.2 million, or 0.9% of total loans at December 31, 2019, compared to $1.3 million, or 1.0% of total loans at December 31, 2018. During the year ended December 31, 2019, net charge-offs totaled $18,000 compared to $19,000 for 2018.  Impaired loans decreased $635,000 or 20.6%, from $3.1 million at December 31, 2018 to $2.4 million at December 31, 2019. Management was successful in reducing the impaired loans though pay-offs by customers, borrower refinancing with other financial institutions and liquidating the collateral assets with minimal realized losses.

Noninterest Income.  Noninterest income decreased $37,000, or 4.4%, to $803,000 for 2019 as compared to $840,000 for 2018. The year-over-year decrease in noninterest income was primarily due to decreases of $60,000 in deposit account service charges related to overdrafts and $9,000 in other income, partially offset by an increase in ATM and debit card fee income of $26,000 and a $7,000 net gain on sale of available for sale securities.

Noninterest Expense.  Noninterest expense increased $942,000, or 16.0%, to $6.8 million for 2019 as compared to $5.9 million for 2018.  Compensation and benefits and directors’ compensation increased $185,000 and $123,000, respectively, due to the recognition of stock compensation expense for the year ended December 31, 2019 of $64,000 and $123,000, respectively.  In addition, compensation and benefits also increased due to the recognition of $146,000 in ESOP compensation expense for the year ended December 31, 2019 compared to $63,000 for 2018.  Data processing expense increased $275,000 primarily driven by contract termination expenses recognized during 2019 related to the Bank’s core processing system conversion.  In October 2019, we upgraded our core processing system with the objective to improve internal reporting capabilities for both management and the board of directors and create a scalable corporate infrastructure that will significantly expand our ability to handle continued growth and improve our levels of operational efficiency.  Further, our new system will enhance our capabilities and capacity to offer new products and services for loan and deposit customers and will enable us to offer more state-of-the-art technology-based services and delivery channels such as remote deposit capture and other business banking services.  As a result of this conversion, we recognized approximately $389,000 in several one-time expenses related to contract termination expenses during 2019.  We do not anticipate any additional contract termination expenses to be recognized in the future.  Professional fees increased $198,000 compared to last year primarily due to legal and other professional services related to operating as a public company.

Income Tax Expense.  Income tax expense was $85,000 for 2019 compared to $295,000 for 2018 resulting from reductions in pre-tax income and in the effective tax rate.  The effective tax rate for 2019 decreased to 8.1% compared to 17.3% for 2018 due largely to increased tax-exempt investment income proportionate to overall pre-tax income.  See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits).  At December 31, 2019 and 2018, we had $77.2 million and $65.8 million, respectively, in cash and investment securities available for sale generally available for our cash needs.  We can also obtain funds from borrowings, primarily FHLB advances.   At December 31, 2019, we had $10.0 million in FHLB advances outstanding and the ability to borrow an additional $15.0 million in FHLB advances, subject to certain collateral requirements.  We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments.  At December 31, 2019, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $13.8 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2019, totaled $31.3 million.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions.  Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10 K.

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2019:

	Total Amounts Committed	Due in One Year

	(In Thousands)

Commitments to originate loans
Fixed rate	$ --	$ --
Adjustable rate	2,869	2,869
Undisbursed balance of commercial and personal lines of credit	9,162	--
Undisbursed balance of commercial construction loans	1,508	--
Undisbursed balance of residential construction loans	252	--
Standby letters of credit	--	--
	$ 13,791	$ 2,869

Capital

Mid-Southern Savings Bank is subject to minimum capital requirements imposed by regulations of the OCC.  Based on its capital levels at December 31, 2019, Mid-Southern Savings Bank exceeded these requirements as of that date.  Consistent with our goals to operate a sound and profitable organization, our policy is for Mid-Southern Savings Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC.  Based on capital levels at December 31, 2019, Mid-Southern Savings Bank was considered to be well-capitalized.  Management monitors the capital levels to provide for current and future business opportunities and to maintain Mid-Southern Savings Bank’s “well-capitalized” status. See Item 1. “Business-Regulation-Federal Regulation of Savings Institutions-Capital Requirements.” and Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional details on Mid-Southern Savings Bank's regulatory capital requirements.

The following table shows the capital ratios of Mid-Southern Savings Bank at December 31, 2019 (dollars in thousands):
	Actual		Minimum Capital Requirements		Minimum Required to Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to total adjusted assets(1)	$37,562	17.9%	$ 8,401	4.00%	$ 10,501	5.00%
Tier 1 Capital to risk-weighted assets(2)	37,562	32.2	9,919	8.50	9,335	8.00
Total Capital to risk-weighted assets(2)	39,021	33.4	12,253	10.50	11,669	10.00
Common Equity Tier 1 (to risk-weighted assets) (2)	37,562	32.2	8,168	7.00	7,585	6.50

(1)	Based on total adjusted assets of $210.0 million.
(2)	Based on risk-weighted assets of $116.7 million.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates.  For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our Economic Value of Equity (“EVE”) ratio should not fall below 10.0%, 20.0%, and 30.0%, respectively.  As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2019.

Mid-Southern Savings Bank uses an EVE interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of cash flows for on and off-balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Mid-Southern Savings Bank's EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer-term re-pricing and option risk in the balance sheet.   The table presented below, as of December 31, 2019, is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, from no change to up 400 basis points. A decline beyond 100 basis points is not reported as any further decline in rates is unlikely as the current federal funds rate is from 1.0% to 1.25%.

Immediate Change	Economic Value of Equity			Economic Value of Equity as % of Present Value of Assets
In the Level Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change
	(Dollars in thousands)

400bp	$40,861	$(11,945)	(22.6)%	19.1%	(5.6)%
300bp	44,346	(8,460)	(16.0)	20.8%	(4.0)
200bp	47,881	(4,925)	(9.3)	22.4%	(2.3)
100bp	50,957	(1,849)	(3.5)	23.8%	(0.9)
Static	52,806			24.7%	-
(100)bp	53,590	784	1.5	25.1%	0.4

In addition to monitoring selected measures of EVE, management also monitors effects on net interest income resulting from increases or decrease in rates.  This process is used in conjunction with EVE measures to identify excessive interest rate risk.  In managing our assets/liability mix, depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, we may place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities.  Management also believes that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of its asset and liability portfolios can, during periods of declining or stable interest rates, provide sufficient returns to justify the increased exposure to sudden and unexpected increases in interest rates which may result from such a mismatch.  Management believes that our level of interest rate risk is acceptable under this approach.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potential material effect on our financial condition and result of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” in this Form 10-K is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mid-Southern Bancorp, Inc.
Salem, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-Southern Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

We have served as the Company’s, or its predecessors’, auditor since at least 1975.

New Albany, Indiana
March 23, 2020

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018
(In thousands, except share information)

	2019	2018
ASSETS
Cash and due from banks	$1,577	$884
Interest-bearing deposits with banks	17,240	11,816
Cash and cash equivalents	18,817	12,700

Securities available for sale, at fair value	58,417	53,140
Securities held to maturity	42	100

Loans, net	123,272	126,293

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	135	239
Premises and equipment	1,874	1,928
Accrued interest receivable:
Loans	410	435
Securities	455	396
Cash value of life insurance	3,794	3,718
Other assets	442	935

Total Assets	$208,436	$200,662

LIABILITIES
Deposits:
Noninterest-bearing	$17,796	$18,334
Interest-bearing	129,173	132,774
Total deposits	146,969	151,108

Advance from Federal Home Loan Bank	10,000	-

Accrued interest payable	7	-
Accrued expenses and other liabilities	647	711
Total Liabilities	157,623	151,819

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares
issued and 3,557,728 shares outstanding (3,565,196 in 2018)	36	36
Additional paid-in capital	30,415	30,302
Retained earnings, substantially restricted	21,363	20,672
Accumulated other comprehensive income (loss)	1,281	(166)
Unearned ESOP shares	(1,883)	(1,997)
Unearned stock compensation plan	(300)	(1)
Treasury stock, at cost - 7,702 shares (234 in 2018)	(99)	(3)
Total Stockholders' Equity	50,813	48,843

Total Liabilities and Stockholders’ Equity	$208,436	$200,662

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2019 AND 2018
(In thousands, except share information)

	2019	2018
INTEREST INCOME
Loans, including fees	$6,131	$5,801
Investment securities:
Mortgage-backed securities	555	448
Municipal tax exempt	719	473
Other debt securities	275	278
Federal Home Loan Bank dividends	42	40
Interest-bearing deposits with banks and time deposits	278	236
Total interest income	8,000	7,276

INTEREST EXPENSE
Deposits	835	714
Borrowings	90	15
Total interest expense	925	729

Net interest income	7,075	6,547

Provision for loan losses (recapture)	12	(200)
Net interest income after provision for loan losses	7,063	6,747

NONINTEREST INCOME
Deposit account service charges	311	371
Net gain on sales of securities available for sale	7	-
Increase in cash value of life insurance	72	73
ATM and debit card fee income	380	354
Other income	33	42
Total noninterest income	803	840

NONINTEREST EXPENSE
Compensation and benefits	3,228	3,043
Occupancy and equipment	456	437
Data processing	1,182	907
Professional fees	676	478
Net loss on foreclosed real estate	-	17
Impairment loss on real estate held for sale	104	31
Directors' compensation	295	172
Stockholder meeting expense	115	18
Supervisory examinations	71	76
Deposit insurance premiums	33	54
Other expenses	661	646
Total noninterest expense	6,821	5,879

Income before income taxes	1,045	1,708

Income tax expense	85	295

Net Income	$960	$1,413

Earnings per common share:
Basic	$0.29	$0.41
Diluted	$0.29	$0.41

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2019 AND 2018
(In thousands)

	2019	2018

Net Income	$960	$1,413

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	1,933	(159)
Income tax (expense) benefit	(481)	40
Net of tax amount	1,452	(119)

Reclassification adjustment for realized gains included
in net income during the period	7	-
Income tax expense	(2)	-
Net of tax amount	5	-

Other Comprehensive Income (Loss), net of tax	1,447	(119)

Total Comprehensive Income	$2,407	$1,294

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018
(In thousands, except share information)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2018	$1,472	$3,501	$19,326	$(47)	$-	$(3)	$(95)	$24,154

Net income	-	-	1,413	-	-	-	-	1,413

Other comprehensive loss	-	-	-	(119)	-	-	-	(119)

Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)

Corporate Reorganization:
Conversion and stock issuance	(1,438)	23,812	-	-	-	-	-	22,374
Purchase by ESOP trust	2	2,046	-	-	(2,048)	-	-	-
Treasury stock retired	-	(95)	-	-	-	-	95	-
Contribution of Mid-Southern,
MHC	-	1,023	-	-	-	-	-	1,023

Shares released by ESOP trust	-	13	-	-	51	-	-	64

Forfeiture of unearned stock awards	-	-	-	-	-	3	(3)	-

Grant of common stock for
stock compensation	-	2	-	-	-	(2)	-	-

Stock compensation expense	-	-	-	-	-	1	-	1

Balances at December 31, 2018	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	-	-	960	-	-	-	-	960

Other comprehensive income	-	-	-	1,447	-	-	-	1,447

Cash dividends ($0.08 per share)	-	-	(269)	-	-	-	-	(269)

Shares released by ESOP trust	-	32	-	-	114	-	-	146

Purchase of 38,400 treasury shares	-	-	-	-	-	-	(497)	(497)

Grant of treasury stock for
stock compensation	-	13	-	-	-	(414)	401	-

Stock compensation expense	-	68	-	-	-	115	-	183

Balances at December 31, 2019	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019 AND 2018
(In thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$960	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	200	214
Provision for loan losses (recapture)	12	(200)
Stock compensation expense	183	1
Depreciation expense	143	124
ESOP compensation expense	146	64
Impairment loss on real estate held for sale	104	31
Deferred income taxes	(4)	55
Net realized and unrealized loss on foreclosed real estate	-	6
Increase in cash value of life insurance	(72)	(73)
Net gain on sales of securities available for sale	(7)	-
Increase in accrued interest receivable	(34)	(169)
Increase in accrued interest payable	7	-
Net change in other assets and liabilities	(46)	1,061
Net Cash Provided By Operating Activities	1,592	2,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(12,600)	(17,203)
Principal collected on mortgage-backed securities available for sale	7,844	8,390
Proceeds from maturities of securities available for sale	934	1,015
Proceeds from sales of securities available for sale	278	-
Principal collected on mortgage-backed securities held to maturity	13	23
Proceeds from maturities of securities held to maturity	45	40
Net decrease (increase) in loans receivable	3,009	(11,380)
Proceeds from the sale of foreclosed real estate	-	353
Purchase of premises and equipment	(89)	(48)
Investment in cash value of life insurance	(4)	(3)
Net Cash Used In Investing Activities	(570)	(18,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(4,139)	(785)
Advances from Federal Home Loan Bank	10,000	-
Proceeds from issuance of common stock	-	22,374
Purchase of treasury stock	(497)	-
Cash dividends paid	(269)	(67)
Net Cash Provided By Financing Activities	5,095	21,522

Net Increase in Cash and Cash Equivalents	6,117	5,236

Cash and cash equivalents at beginning of year	12,700	7,464

Cash and Cash Equivalents at End of Year	$18,817	$12,700

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conversion and Stock Issuance

Mid-Southern Bancorp, Inc. (the “Company”), an Indiana corporation, was organized by Mid-Southern, M.H.C. (the “MHC”) and Mid-Southern Savings Bank, FSB (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on July 11, 2018, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank’s common stock.

In connection with the Conversion, the Company sold 2,559,871 shares of common stock at a price of $10.00 per share in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank’s employee stock ownership plan (“ESOP”) funded by a loan from the Company (see Note 12).  Proceeds from the offering, net of $1.2 million in expenses, totaled $24.4 million. The Company used $2.0 million of the net proceeds to fund the ESOP and made a $10.2 million capital contribution to the Bank.  Concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  As a result of the offering, exchange and cash in lieu of fractional shares, the Company issued 3,565,430 shares.  The Conversion has been accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Nature of Operations

The Company’s principal business is the ownership and operation of the Bank.  The Bank is a federal savings bank that provides a variety of banking services to individuals and business customers through its main office, two full-service branch offices and one loan production office in southern Indiana.  The Bank’s primary source of revenue is single-family residential mortgage loans.  Mid-Southern Investments, Inc. (the “Subsidiary”) is a wholly-owned subsidiary of the Bank that holds and manages an investment securities portfolio.

Basis of Presentation, Consolidation and Reclassifications

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.  As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.  As of December 31, 2019, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany balances and transactions have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications had no effect on net income or stockholders’ equity.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(1 - continued)

Investment Securities – continued

Debt securities held by the Company include mortgage-backed securities and other debt securities issued by the Government National Mortgage Association, a U.S. government agency, and mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, which are government-sponsored enterprises. MBS represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities.  CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral.  The Company also holds debt securities issued by municipalities and political subdivisions of state and local governments.

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

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”). FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported in the consolidated statements of income.

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
DECEMBER 31, 2019 AND 2018

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

Troubled Debt Restructurings

Modification of a loan is considered to be a troubled debt restructuring (“TDR”) if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider.  By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession.  The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt.  A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate.  A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt.  The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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
DECEMBER 31, 2019 AND 2018

(1 - continued)

Loans and Allowance for Loan Losses – continued

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Additions to the allowance for loan losses are made by the provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The Company uses a disciplined process and methodology to evaluate the allowance for loan losses on at least a quarterly basis that is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The general component covers non-classified loans and classified loans that are found, upon individual evaluation, to not be impaired.  Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors.  The historical loss experience is determined by portfolio segment and is based on the Company’s actual loss history over the most recent 20 calendar quarters unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management.  The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

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
DECEMBER 31, 2019 AND 2018

(1 - continued)

Loans and Allowance for Loan Losses – continued

Residential real estate loans primarily consist of loans to individuals for the purchase or refinance of their primary residence, with a smaller portion of the segment secured by non-owner-occupied residential investment properties and multi-family residential investment properties.  The risks associated with residential real estate loans are closely correlated to the local housing market and general economic conditions, as repayment of the loans is primarily dependent on the borrower’s or tenant’s personal cash flow and employment status.

The Company’s construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects, and includes both owner-occupied and speculative investment properties.  Risks inherent in construction lending are related to the market value of the property held as collateral, the cost and timing of constructing or improving a property, the borrower’s ability to use funds generated by a project to service a loan until a project is completed, movements in interest rates and the real estate market during the construction phase, and the ability of the borrower to obtain permanent financing.

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

Consumer loans consist primarily of home equity lines of credit and other loans secured by junior liens on the borrower’s personal residence, home improvement loans, automobile and truck loans, boat loans, mobile home loans, loans secured by savings deposits, and other personal loans.  The risks associated with these loans are related to the local housing market and local economic conditions including the unemployment level.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

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

During 2019 and 2018, the Company recognized net partial charge-offs on loans totaling $10,000 and $51,000, respectively.  At December 31, 2019, the Company had seven loans with an aggregate recorded investment of $284,000 and an aggregate unpaid principal balance of $517,000 on which net partial charge-offs of $167,000 had been recorded.  At December 31, 2018, the Company had 13 loans with an aggregate recorded investment of $691,000 and an aggregate unpaid principal balance of $1.2 million on which net partial charge-offs of $279,000 had been recorded.

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

Foreclosed Real Estate

Foreclosed real estate includes formally foreclosed property and property obtained via a deed in lieu of foreclosure that is currently held for sale.  At the time of acquisition, foreclosed real estate is recorded at fair value less estimated costs to sell, which becomes the property’s new basis.  Any write-downs based on the property’s fair value at the date of acquisition are charged to the allowance for loan losses.  After acquisition, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less costs to sell.  Costs incurred in maintaining foreclosed real estate and subsequent impairment adjustments to the carrying amount of a property, if any, are included in net loss on foreclosed real estate in the accompanying consolidated statements of income.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(1 - continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  The Company uses the straight-line method of computing depreciation at rates adequate to amortize the cost of the applicable assets over their estimated useful lives.  Maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of assets sold, or otherwise disposed of, are removed from the related accounts and any gain or loss is included in earnings.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(1 - continued)

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock-based compensation prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718-20, Compensation – Stock Compensation, for its stock-based compensation plans.

Employee Stock Ownership Plan

The Bank has an ESOP covering substantially all employees.  The cost of shares issued to the ESOP but not allocated or committed to be released for allocation to participant accounts is presented in the consolidated balance sheets as a reduction of stockholders’ equity.  Compensation expense is recognized for the fair value of shares committed to be released for allocation to participant accounts during the year.  See Note 13.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the periods presented.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, restricted stock and other potentially dilutive securities outstanding.  Earnings and dividends per share are restated for stock splits and dividends through the date of issuance of the financial statements.  Unallocated ESOP shares and nonvested restricted stock shares are not included as outstanding for either basic or diluted earnings per share calculations.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(1 - continued)

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards).  The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  The ASU is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The ASU is effective for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. For financial reporting purposes, the ASU allows for either full retrospective adoption, meaning the ASU is applied to all of the periods presented, or modified retrospective adoption, meaning the ASU is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. As a bank, key revenue sources, such as interest income have been identified as out of the scope of this new guidance. The adoption of this ASU as of January 1, 2019 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 23 for further discussion.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the original effective date of the guidance was for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  In November 2019, the FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.  Early application of the amendments in the ASU is permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. This ASU amended the new leases standard to reinstate the exception in Leases (Topic 842) for lessors that are not manufacturers or dealers in regards to determining the fair value of the underlying assets.  Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset unless a significant lapse of time occurs between the acquisition of the underlying asset and lease commencement, in which case, those lessors will be required to apply the definition of fair value (exit price) in Fair Value Measurements and Disclosures (Topic 820).

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(1 - continued)

Recent Accounting Pronouncements – continued

In addition, this ASU amended the new leases standard to clarify the presentation on the statement of cash flows principal payments received under leases for depository and lending institutions for Sales-Type and Direct Financing Leases.  Specifically for these entities and leases, all principal payments received under leases will be presented within investing activities on the statement of cash flows.  Finally, this ASU amended the new leases standard to explicitly provide an exception to paragraph 250-10-50-3 interim disclosure requirements for an entity electing the transition method of implementation.  The amendments have the same effective date as ASU 2016-02.  The effect of the adoption of these ASUs will depend on leases at the time of adoption.  Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on our regulatory capital ratios.

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, in June 2016.    This ASU, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost.  The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU 2019-05, issued in April 2019, further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods.  Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is a smaller reporting company as defined by the SEC.  Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings, however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(1 - continued)

Recent Accounting Pronouncements - continued

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU removes, modifies and adds certain disclosure requirements for fair value measurements.  Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period.  The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted upon issuance of the ASU.  The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes.  The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendments also improve consistent application or and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  For nonpublic entities this ASU is effective for fiscal years beginning after December 31, 2021, and interim periods within fiscal years beginning after December 15, 2022.  The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(2)        RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances on hand and with the Federal Reserve Bank. These funds are unavailable for investment but the reserve balances maintained with the Federal Reserve Bank are interest-earning.  The average amount of those reserve balances for the years ended December 31, 2019, and 2018 were approximately $423,000 and $595,000, respectively.

(3)   INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  Investment securities at December 31, 2019 and 2018 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,803	$3	$36	$9,770
Agency CMO	10,520	209	17	$10,712
	20,323	212	53	20,482

Other debt securities:
Municipal obligations	36,390	1,649	104	37,935

Total securities available
for sale	$56,713	$1,861	$157	$58,417

Securities held to maturity:
Agency MBS	$42	$-	$-	$42

Total securities held to
maturity	$42	$-	$-	$42

December 31, 2018:

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,140	$-	$269	$8,871
Agency CMO	15,569	114	124	15,559
	24,709	114	393	24,430

Other debt securities:
Municipal obligations	28,653	267	210	28,710

Total securities available
for sale	$53,362	$381	$603	$53,140

Securities held to maturity:
Agency MBS	$55	$1	$-	$56
Municipal obligations	45	-	-	45

Total securities held to
maturity	$100	$1	$-	$101

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018
(3 – continued)

The amortized cost and fair value of debt securities as of December 31, 2019 by contractual maturity are shown below.  Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty and thus the contractual maturities are not presented below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,505	1,568	-	-
Due after five years through ten years	7,945	8,225	-	-
Due after ten years	26,940	28,142	-	-
	36,390	37,935	-	-
MBS and CMO	20,323	20,482	42	42

	$56,713	$58,417	$42	$42

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2019:	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	3	$3,304	$9
Agency CMO	2	1,942	6
Municipal obligations	10	7,030	104
Total less than 12 months	15	12,276	119

Continuous loss position more than 12 months:
Agency MBS	6	3,696	27
Agency CMO	1	1,089	11
Total more than 12 months	7	4,785	38

Total securities available for sale	22	$17,061	$157

December 31, 2018:

Securities available for sale:
Continuous loss position less than 12 months:
Municipal obligations	7	$3,258	$19

Continuous loss position more than 12 months:
Agency MBS	11	8,871	269
Agency CMO	6	5,666	124
Municipal obligations	21	11,611	191
Total more than 12 months	38	26,148	584

Total securities available for sale	45	$29,406	$603

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(3 – continued)

At December 31, 2019 and 2018, the Company had no debt securities in the held to maturity classification in a loss position. At December 31, 2019 and 2018, the debt securities in the available for sale classification in a loss position had depreciated approximately 0.91% and 2.01%, respectively, from the amortized cost basis.  All of the debt securities in a loss position at December 31, 2019 and 2018 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.  While management does not anticipate any credit-related impairment losses at December 31, 2019, additional deterioration in market and economic conditions may have an adverse impact on credit quality in the future.

During the year ended December 31, 2019, the Company realized gross gains of $7,000 on the sale of securities available for sale.

(4)     LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2019 and 2018 consisted of the following:

(In thousands)	2019	2018
Real estate mortgage loans:
One-to-four family residential	$71,606	$80,322
Multi-family residential	9,260	7,054
Residential construction	367	-
Commercial real estate	32,311	27,153
Commercial real estate construction	2,867	5,100
Commercial business loans	6,456	5,939
Consumer loans	1,875	2,199
Total loans	124,742	127,767

Deferred loan origination fees and costs, net	28	30
Allowance for loan losses	(1,498)	(1,504)

Loans, net	$123,272	$126,293

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 – continued)

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

The following represents the aggregate activity for related party loans during the year ended December 31, 2019.  The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Balance, January 1, 2019 (as adjusted)	$1,663
New loans	224
Payments	(498)

Balance, December 31, 2019	$1,389

The Company has pledged certain loans to secure future advances or other borrowings from the FHLB.  At December 31, 2019 and 2018, the eligible blanket collateral included residential mortgage loans with a carrying value of approximately $70.4 million and $71.5 million, respectively.  See Note 9.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$71,606	$9,260	$3,234	$32,311	$6,456	$1,875	$124,742

Accrued interest receivable	254	25	11	88	26	6	410

Net deferred loan fees/costs	23	(11)	(36)	(6)	10	48	28

Recorded investment in loans	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

The following table provides the components of the Company’s recorded investment in loans at December 31, 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$80,322	$7,054	$5,100	$27,153	$5,939	$2,199	$127,767

Accrued interest receivable	293	16	8	90	23	5	435

Net deferred loan fees/costs	16	(9)	(31)	(3)	10	47	30

Recorded investment in loans	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
Allowance for Loan Losses:	(In thousands)
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(47)	24	(4)	30	4	5	12
Charge-offs	(58)	-	-	-	-	(17)	(75)
Recoveries	48	-	-	-	-	9	57

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$25	$-	$-	$19	$34	$-	$78

Collectively evaluated for impairment	930	83	44	270	68	25	1,420

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,431	$-	$-	$600	$412	$-	$2,443

Collectively evaluated for impairment	70,452	9,274	3,209	31,793	6,080	1,929	122,737

Ending balance	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2019.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,172	$1,457	$-	$1,310	$21
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	235	389	-	341	3
Commercial business	32	32	-	41	2
Consumer	-	-	-	2	-

	$1,439	$1,878	$-	$1,694	$26

Loans with an allowance recorded:

One-to-four family residential	$259	$284	$25	$338	$11
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	365	364	19	333	18
Commercial business	380	426	34	400	23
Consumer	-	-	-	-	-

	$1,004	$1,074	$78	$1,071	$52

Total:

One-to-four family residential	$1,431	$1,741	$25	$1,648	$32
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	600	753	19	674	21
Commercial business	412	458	34	441	25
Consumer	-	-	-	2	-

	$2,443	$2,952	$78	$2,765	$78

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2018.  The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2018.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest.  The following table presents the recorded investment in nonperforming loans at December 31, 2019 and 2018:

		Loans 90+
		Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans
	(In thousands)
December 31, 2019:

One-to-four family residential	$947	$-	$947
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	235	-	235
Commercial business	-	-	-
Consumer	-	-	-

Total	$1,182	$-	$1,182

December 31, 2018:

One-to-four family residential	$978	$-	$978
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	313	-	313
Commercial business	4	-	4
Consumer	-	-	-

Total	$1,295	$-	$1,295

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

The following table presents the aging of the recorded investment in loans at December 31, 2019 and 2018:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2019:	(In thousands)

One-to-four family residential	$1,425	$575	$238	$2,238	$69,645	$71,883
Multi-family residential	-	-	-	-	9,274	9,274
Construction	152	-	-	152	3,057	3,209
Commercial real estate	477	134	-	611	31,782	32,393
Commercial business	-	-	-	-	6,492	6,492
Consumer	7	-	-	7	1,922	1,929

Total	$2,061	$709	$238	$3,008	$122,172	$125,180

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
December 31, 2018:

One-to-four family residential	$1,912	$853	$205	$2,970	$77,661	$80,631
Multi-family residential	-	-	-	-	7,061	7,061
Construction	-	-	-	-	5,077	5,077
Commercial real estate	232	98	-	330	26,910	27,240
Commercial business	-	-	-	-	5,972	5,972
Consumer	-	-	-	-	2,251	2,251

Total	$2,144	$951	$205	$3,300	$124,932	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

The following table presents the recorded investment in loans by risk category as of December 31, 2019 and 2018:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
December 31, 2019:	(In thousands)

Pass	$70,611	$9,274	$3,209	$31,949	$6,080	$1,929	$123,052
Special mention	-	-	-	-	-	-	-
Substandard	1,272	-	-	444	412	-	2,128
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

December 31, 2018:

Pass	$78,487	$7,061	$5,077	$26,578	$5,502	$2,251	$124,956
Special mention	-	-	-	-	-	-	-
Substandard	2,144	-	-	662	470	-	3,276
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$80,631	$7,061	$5,077	$27,240	$5,972	$2,251	$128,232

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at December 31, 2019 and 2018:

				Related
				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses
December 31, 2019:	(In thousands)

One-to-four family residential	$484	$-	$484	$25
Commercial real estate	365	137	502	19
Commercial business	412	-	412	34

Total	$1,261	$137	$1,398	$78

December 31, 2018:

One-to-four family residential	$879	$-	$879	$34
Commercial real estate	439	155	594	22
Commercial business	467	4	471	44

Total	$1,785	$159	$1,944	$100

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2019:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

Commercial real estate	2	$231	$231

Total	2	$231	$231

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2018:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

One-to-four family residential	1	$54	$82
Commercial real estate	1	159	159
Commercial business	1	3	4

Total	3	$216	$245

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(4 - continued)

For TDRs that were restructured during the years ended December 31, 2019 and 2018, the terms of modifications included a reduction of the stated interest rate, extension of the maturity date, and the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.  No charge-offs or provisions for loan losses were recorded as a result of TDRs during the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018 the Company had no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs modified within the previous 12 months for which there was a subsequent default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2019 and 2018.  In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment.  As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.  The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2019 and 2018.

(5)          FORECLOSED REAL ESTATE

Foreclosed real estate activity was as follows for the years ended December 31, 2019 and 2018:

(In thousands)	2019	2018

Balance as of January 1	$-	$176
Transfers from loans to foreclosed real estate	-	184
Direct write-downs	-	-
Sales	-	(360)
Balance as of December 31	$-	$-

The Company did not have any foreclosed residential real estate properties where physical possession has occurred at December 31, 2019 and 2018.

At December 31, 2019, there were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.  At December 31, 2018, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $170,000.

There was no net loss or gain on foreclosed real estate for the year ended December 31, 2019. Net loss on foreclosed real estate for the year ended December 31, 2018 was as follows:

(In thousands)	2018

Net loss on sales	$6
Direct write-downs	-
Operating expenses, net of rental income	11
$17

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(6)     REAL ESTATE HELD FOR SALE

The Company reclassified from premises and equipment the $325,000 carrying value of land originally held for development of a future branch office to real estate held for sale in June 2017 upon listing the property for sale.  Based on subsequent impairment assessments, impairment losses of $104,000, and $31,000 were recognized and are reported as a component of noninterest expense in the accompanying consolidated statements of income for years 2019 and 2018, respectively.

(7)     PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
(In thousands)

Land and land improvements	$507	$507
Office buildings	2,223	2,224
Furniture, fixtures and equipment	1,290	1,559
	4,020	4,290
Less accumulated depreciation	2,146	2,362

Less accumulated depreciation	$1,874	$1,928

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

(8)    DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was approximately $8.4 million and $8.1 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, scheduled maturities of time deposits were as follows:

(In thousands)

2020	$31,335
2021	12,314
2022	4,930
2023	3,638
2024	574

Total	$52,791

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(8 – continued)

The Company held deposits of approximately $3.2 million and $3.5 million for related parties at December 31, 2019 and 2018, respectively.

Interest expense on deposits is summarized as follows:

(In thousands)	2019	2018

Savings and interest-bearing demand deposits	$103	$130
Time deposits	732	584

Totals	$835	$714

(9)    ADVANCE FROM FEDERAL HOME LOAN BANK

At December 31, 2019, the Bank has a $10.0 million putable fixed rate advance from the FHLB maturing June 27, 2024 with an interest rate of 1.73%.  There were no borrowings from the FHLB at December 31, 2018. The advance is secured under a blanket collateral agreement with the FHLB.  At December 31, 2019, the carrying value of mortgage loans pledged as security for advances was $70.4 million.

(10)     LEASE COMMITMENT

During 2019, the Company entered into a lease agreement expiring in July 2022 for loan production office space. At December 31, 2019, minimum lease payments remaining under the lease are $27,000 for the years ending December 31, 2020 and 2021 and $14,000 for the year ending December 31, 2022.

Total rental expense for the operating lease for each of the years ended December 31, 2019 and 2018 was $27,000.

(11)   INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018

Current	$89	$240
Deferred	(4)	55

Totals	$85	$295

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2019 and 2018, follows:

(In thousands)	2019	2018

Provision at federal statutory rate	$219	$359
State income tax-net of federal tax benefit	25	61
Municipal interest income	(162)	(105)
Bank-owned life insurance income	(15)	(15)
Other	18	(5)
Totals	$85	$295

Effective tax rate	8.1%	17.3%

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(11 – continued)

Indiana tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023.  Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

(In thousands)	2019	2018
Deferred tax assets (liabilities):

Director deferred compensation plan	$46	$55
Allowance for loan losses	366	381
Valuation allowance - real estate held for sale	97	74
Nonaccrual loan interest income	57	71
Equity incentive plans	13	-
Employee stock ownership plan	12	-
Unrealized loss on securities available for sale	-	55
Other	8	14
Total deferred tax assets	599	650

Depreciation	(54)	(49)
FHLB stock dividends	(18)	(19)
Prepaid expenses	(20)	(24)
Unrealized gain on securities available for sale	(424)	-
Net deferred loan costs	(7)	(7)
Total deferred tax liabilities	(523)	(99)

Net deferred tax asset	$76	$551

At December 31, 2019 and 2018, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months.  The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations.  The Company files a consolidated U.S. federal income tax return and a combined Indiana state income tax return.  Returns filed in these jurisdictions for tax years ended on or after December 31, 2016 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Company was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations.  Retained earnings at December 31, 2019 and 2018 include approximately $1.4 million of cumulative deductions for which no deferred federal income tax liability has been recorded.  Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes subject to the then current corporate income tax rate.  The unrecorded deferred tax liability on these amounts was approximately $294,000 at December 31, 2019 and 2018.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(11 – continued)

(12)     DEFERRED DIRECTORS COMPENSATION PLAN

The Company has a deferred compensation plan whereby certain directors defer into an account with the Company a portion of their monthly director fees to provide income for a period of ten years following retirement.  The benefits under the contracts are fully vested and the Company accrues the interest cost on the deferred obligation. The balance of the accrued benefit for the plan was $194,000 and $223,000 at December 31, 2019 and 2018, respectively. Deferred compensation expense was $13,000 and $17,000 for the years ended December 31, 2019 and 2018, respectively.

(13)     EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified defined contribution plan available to all eligible employees.  The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k).  The Company contributed $61,000 and $79,000 to the plan for the years ended December 31, 2019 and 2018, respectively.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

 (13 – continued)

Compensation expense recognized for the years ended December 31, 2019 and 2018 was $146,000 and $64,000, respectively.  Company common stock held by the ESOP trust at December 31, 2019 and 2018 was as follows:

	2019	2018

Allocated shares	16,498	5,147
Unallocated shares	188,291	199,642

Total ESOP shares	204,789	204,789

Fair value of unallocated shares	$2,529,000	$2,310,000

(14)   STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below.  The compensation cost that has been charged against income for those plans was $183,000 and $1,000 for 2019 and 2018, respectively.

The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was $28,000 for the year ended December 31, 2019.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the Plan, 127,849 shares of common stock, as adjusted for the exchange ratio applied in the Conversion, were approved for awards of stock options and restricted stock.  As of December 31, 2019, on an adjusted basis, awards for stock options totaling 93,488 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the Plan.

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock.  Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock.  At December 31, 2019, no awards of stock options or restricted stock have been granted under the 2019 Plan.

The vesting dates for stock option awards are determined by the Compensation Committee appointed by the board of directors.  All unvested options become exercisable upon an option holder’s death or disability and in the event of a change in control.  Option prices may not be less than the fair market value of the underlying stock at the date of the grant of the award.  Restricted stock awards generally vest over a period of five years.  The Plan provides that unvested restricted stock awards become fully vested upon a holder’s death or disability and in the event of a change in control.  Compensation expense is recognized over the requisite service period with a corresponding credit to stockholders' equity.  The requisite service period for restricted shares is the vesting period.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(14 – continued)

Stock Options:

The fair market value of stock options granted during 2019 was estimated at the date of grant using the Black-Scholes option pricing model.  Expected volatility is based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on the average of the vesting term and the original contractual term as the Company does not have sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term due to the limited period of time its common shares have been publicly traded.  The risk free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following significant assumptions were used during 2019 to estimate the fair value of stock options granted:

Expected volatility                   20.2%
Expected term (in years)           7.5
Expected dividends                 0.60%
Risk-free rate                            1.86%

A summary of option activity under the Plan as of December 31, 2019, and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	2,808	$5.97
Granted	91,382	13.34
Exercise	-	-
Forfeited or expired	(702)	6.78

Outstanding at end of year	93,488	$13.17	9.8	$17,000

Vested and expected to vest	93,488	$13.17	9.8	$17,000

Exercisable at end of year	23,382	$12.67	9.3	$16,000

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $3.23.  At December 31, 2019, there was $226,000 of unrecognized compensation expense related to nonvested stock options.  That compensation expense is expected to be recognized over a weighted-average period of 3.8 years.

For the year ended December 31, 2018, the Company recognized no compensation expense related to stock options as the amount of compensation cost determined under ASC Topic 718 was insignificant.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(14 - continued)

Restricted Stock:

A summary of the activity for the Company’s nonvested restricted shares during the year ended December 31, 2019, is presented below:

	Number of shares	Weighted Average Grant-Date Fair Value

Nonvested at beginning of year	280	$7.12
Granted	31,071	13.34
Vested	(8,657)	13.27
Forfeited	(141)	8.18

Nonvested at end of year	22,553	$13.32

The total fair value of shares vested during each of the years ended December 31, 2019 and 2018, was $115,000 and $2,000, respectively.  At December 31, 2019, unrecognized compensation expense related to nonvested restricted shares was $300,000. That compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.8 years.

(15)    COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

There were no commitments under outstanding standby letters of credit at December 31, 2019.  Commitments under outstanding standby letters of credit totaled $26,000 at December 31, 2018.

The following is a summary of the commitments to extend credit at December 31, 2019 and 2018:

(In thousands)	2019	2018
Loan commitments:
Fixed rate	$-	$1,642
Adjustable rate	2,869	2,602

Undisbursed commercial and personal lines of credit	9,162	9,186
Undisbursed portion of commercial construction loans	1,508	2,101
Undisbursed portion of residential construction loans	252	-

Total commitments to extend credit	$13,791	$15,531

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(16)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 15).  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.  The Company had no liabilities related to standby letters of credit guarantees at December 31, 2019 and 2018.

The Company has not been required to perform on any financial guarantees during the past two years.  The Company incurred no losses on its commitments in either 2019 or 2018.

(17)   REGULATORY MATTERS

The Company is a bank holding company subject to capital adequacy requirements of the Board of Governors of the Federal Reserve (“Federal Reserve”) under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations.

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).  Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(17 - continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition to the minimum capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions.

The capital conservation buffer was 2.50% and 1.875% at December 31, 2019 and 2018, respectively. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2019 and 2018.

As of December 31, 2019, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.  No amounts were deducted from capital for interest-rate risk in either year.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:

Total Capital (to risk
weighted assets)	$39,021	33.4%	$12,253	10.50%	$11,669	10.00%

Tier 1 Capital (to risk
weighted assets)	$37,562	32.2%	$9,919	8.50%	$9,335	8.00%

Common equity Tier 1
Capital (to risk
weighted assets)	$37,562	32.2%	$8,168	7.00%	$7,585	6.50%

Tier 1 Capital (to average
adjusted total assets)	$37,562	17.9%	$8,401	4.00%	$10,501	5.00%

As of December 31, 2018:

Total Capital (to risk
weighted assets)	$37,542	31.9%	$11,608	9.875%	$11,755	10.00%

Tier 1 Capital (to risk
weighted assets)	$36,073	30.7%	$9,257	7.875%	$9,404	8.00%

Common equity Tier 1
Capital (to risk
weighted assets)	$36,073	30.7%	$7,494	6.375%	$7,641	6.50%

Tier 1 Capital (to average
adjusted total assets)	$36,073	18.0%	$8,024	4.00%	$10,030	5.00%

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(18)   STOCKHOLDERS’ EQUITY

Dividends

The payment of dividends by the Company and Bank are subject to regulation by the Federal Reserve and OCC, respectively.  Under Indiana law, the Company is prohibited from paying a dividend if, as a result of its payment, the Company would be unable to pay its debts as they become due in the normal course of business, or if the Company’s total liabilities would exceed its total assets.  Under OCC regulations, the Bank generally may make capital distributions during any calendar year in an amount up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution. In addition, as noted above, if the Bank does not have the required capital conservation buffer, its ability to pay dividends to the Company would be limited.

(19)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 22) in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

December 31, 2019:

Financial assets:
Cash and cash equivalents	$18,817	$18,817	$-	$-
Securities available for sale	58,417	-	58,417	-
Securities held to maturity	42	-	42	-
Loans, net	123,272	-	-	126,187
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	865	-	865	-

Financial liabilities:
Deposits	146,969	-	-	146,831
Advance from FHLB	10,000	-	10,080	-
Accrued interest payable	7	-	7	-

December 31, 2018:

Financial assets:
Cash and cash equivalents	$12,700	$12,700	$-	$-
Securities available for sale	53,140	-	53,140	-
Securities held to maturity	100	-	101	-
Loans, net	126,293	-	-	125,908
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	831	-	831	-

Financial liabilities:
Deposits	151,108	-	-	150,020

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions.  The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 15, and the fair value of these instruments is considered immaterial.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(20)   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2019	2018

Case payments for:
Interest	$918	$729
Net income taxes (receive) paid	(43)	329

Noncash investing activities:
Transfer from loans to real estate
acquired through foreclosure	-	184

(21)   SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

(Dollars in thousands, except per share data)	2019	2018

Basic
Earnings:
Net income	$960	$1,413

Shares:
Weighted average common
shares outstanding	3,361,106	3,409,615

Net income per common share, basic	$0.29	$0.41

Diluted
Earnings:
Net income	$960	$1,413

Shares:
Weighted average common
shares outstanding	3,361,106	3,409,615
Add: Dilutive effect of stock options	1,167	3
Add: Dilutive effect of restricted stock	122	308

Weighted average common
shares outstanding, as adjusted	3,362,395	3,409,926

Net income per common share, diluted	$0.29	$0.41

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing basic and diluted earnings per share. Stock options for 91,382 shares of common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the year ended December 31, 2019. No stock options for common stock were excluded from the calculation of diluted net income per common share for the year ended December 31, 2018. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per common share for the years ended December 31, 2019 and 2018.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(22)   FAIR VALUE MEASUREMENTS

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

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2019.  The Company had no liabilities measured at fair value as of December 31, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019:

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$9,770	$-	$9,770
Agency CMO	-	10,712	-	10,712
Municipal obligations	-	37,935	-	37,935
Total securities available for sale	$-	$58,417	$-	$58,417

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,406	$1,406
Commercial real estate	-	-	581	581
Commercial business	-	-	378	378
Total impaired loans	$-	$-	$2,365	$2,365

Real estate held for sale	$-	$-	$135	$135

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(22 - continued)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.

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
DECEMBER 31, 2019 AND 2018

(22 - continued)

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

Impaired loans are measured at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent.  At December 31, 2019 and 2018, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value.  Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable.  The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.

The Company recognized a recapture of provisions for loan losses of $23,000 and $37,000 for the years ended December 31, 2019 and 2018, respectively, for impaired loans.

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.  The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.

The Company recognized charges to write down real estate held for sale to fair value of $104,000 and $31,000 during the years ended December 31, 2019 and 2018, respectively.

Transfers Between Categories.  There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2019 and 2018.  There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2019 and 2018.  In addition, there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(23)   REVENUE FROM CONTRACTS WITH CUSTOMERS

As of January 1, 2019, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. The adoption of the ASU had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2019 and 2018:

	2019	2018

Service charges on deposit accounts	$311	$371
ATM transaction and point-of-sale interchange fees	380	354
Other income	29	36
Revenue from contracts with customers	720	761

Net gains on investments	7	-
Increase in cash surrender value of life insurance	72	73
Other income	4	6
Other noninterest income	83	79

Total noninterest income	$803	$840

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts:  The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services.  Transaction-based fees, which include services such as stop payment charges and statement rendering, are recognized at the time the transaction is executed as that is the time the Company fulfills the customer's request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.

ATM Transaction and Point-of-Sale Interchange Fees:  The Company earns ATM usage fees and interchange fees from debit cardholder transactions conducted through a payment network.  ATM fees are recognized at the point in time the transaction occurs.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Other Income:  Other income from contracts with customers includes safe deposit box fees, check cashing and cashier’s check fees, and wire transfer fees.  This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

 (24)  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

BALANCE SHEETS
(In thousands)
	As of December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$11,940	$12,885
Other assets	73	99
Investment in subsidiaries	38,843	35,905

	$50,856	$48,889

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$43	$46
Stockholders' equity	50,813	48,843

	$50,856	$48,889

STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2019	2018

Interest income from bank subsidiary	$191	$-

Other operating expenses	(451)	(319)

Loss before income taxes and equity in undistributed net
income of subsidiaries	(260)	(319)

Income tax benefit	(58)	(89)

Loss before equity in undistributed net income of subsidiaries	(202)	(230)
Equity in undistributed net income of subsidiaries	1,162	1,643

Net Income	$960	$1,413

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

(24 - continued)

STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$960	$1,413
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in undistributed net income of subsidiaries	(1,162)	(1,643)
Net change in other assets and liabilities	23	(53)
Net Cash Used In Operating Activities	(179)	(283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	22,374
Investment in Bank	-	(10,162)
Contribution of Mid-Southern, M.H.C.	-	1,023
Purchase of treasury stock	(497)	-
Cash dividends paid	(269)	(67)
Net Cash (Used In) Provided By Financing Activities	(766)	13,168

Net (Decrease) Increase in Cash and Cash Equivalents	(945)	12,885

Cash and cash equivalents at beginning of year	12,885	-

Cash and Cash Equivalents at End of Year	$11,940	$12,885

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019 AND 2018

 (25) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2019	(In thousands, except per share data)

Interest income	$1,985	$1,966	$2,027	$2,022	$8,000
Interest expense	186	205	267	267	925
Net interest income	1,799	1,761	1,760	1,755	7,075
Provision for loan losses	-	-	6	6	12
Net interest income after
provision for loan losses	1,799	1,761	1,754	1,749	7,063
Noninterest income	193	223	215	172	803
Noninterest expenses	1,562	1,647	1,888	1,724	6,821
Income before income taxes	430	337	81	197	1,045
Income tax expense	68	40	(24)	1	85
Net income	$362	$297	$105	$196	$960

Earnings per common share
Basic	$0.11	$0.09	$0.03	$0.06	$0.29
Diluted	$0.11	$0.09	$0.03	$0.06	$0.29

2018

Interest income	$1,657	$1,759	$1,898	$1,962	$7,276
Interest expense	174	182	186	187	729
Net interest income	1,483	1,577	1,712	1,775	6,547
Recapture of provision for loan losses	-	-	-	(200)	(200)
Net interest income after
provision for loan losses	1,483	1,577	1,712	1,975	6,747
Noninterest income	209	205	210	216	840
Noninterest expenses	1,294	1,424	1,589	1,572	5,879
Income before income taxes	398	358	333	619	1,708
Income tax expense	77	62	57	99	295
Net income	$321	$296	$276	$520	$1,413

Earnings per common share
Basic	$0.09	$0.09	$0.08	$0.15	$0.41
Diluted	$0.09	$0.09	$0.08	$0.15	$0.41

Share and per share amounts for periods prior to the date of completion of the Conversion on July 11, 2018 have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.3462 to one).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Mid-Southern Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm.  We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.  As a result, for the year ended December 31, 2019 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2019 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I ‑ Election of Directors" contained in the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders, and "Part I - Business -- Executive Officers" of this Form 10-K, is incorporated herein by reference.

Code of Ethics

On April 18, 2018, the board of directors adopted the Officer and Director Code of Ethics. The Code of Ethics is applicable to each of the Company’s officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available on the Company’s website at www.mid-southern.com.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Bailey (Chairman), Fisher, C. Lamb and Koch. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s board of directors has designated Mr. Bailey, Audit Committee Chairman, as its financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 11.  Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plan as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
Mid-Southern Savings Bank FSB 2010 Equity Incentive Plan	93,488	$13.17	111
Mid-Southern Bancorp, Inc. 2019 Equity Incentive Plan	-		358,382

Equity compensation plans not approved by security holders:	-	-	-

Total	93,488		358,493

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits:

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc. (1)
4.2	Description of Capital Stock of Mid-Southern Bancorp, Inc.
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey (2)
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (3)
10.6	2019 Equity Incentive Plan (4)
14	Code of Ethics (5)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1) Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2) Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K/A on September 10, 2019 (File No. 001-38491).
(3) Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (333-226919).
(4) Filed as Appendix A to Mid-Southern Bancorp, Inc.’s definitive proxy statement filed August 12, 2019 (File No. 001-38491)
(5) The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.mid-southern.com.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.

Date:	March 26, 2020	By:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana J. Dunbar	By:	/s/ Alexander G. Babey
	Dana J. Dunbar		Alexander G. Babey
	Chairman of the Board of Directors		President and Chief Executive Officer
Director
(Principal Executive Officer)

Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Robert W. DeRossett	By:	/s/ Larry R. Bailey
	Robert W. DeRossett		Larry R. Bailey
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Trent L. Fisher	By:	/s/ Charles W. Lamb
	Trent L. Fisher		Charles W. Lamb
	Director		Director

Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Kermit A. Lamb	By:	/s/ Brent A. Rosenbaum
	Kermit A. Lamb		Brent A. Rosenbaum

Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Eric A. Koch
Eric A. Koch

Date:	March 26, 2020