Form 10-Q
period 2020-03-31
Mid-Southern Bancorp, Inc.
filed 2020-05-12
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2020, there were 3,496,128 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1.  Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information) (Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$2,117	$1,577
Interest-bearing deposits with banks	19,625	17,240
Cash and cash equivalents	21,742	18,817

Securities available for sale, at fair value	56,047	58,417
Securities held to maturity	38	42

Loans, net	122,238	123,272

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	135	135
Premises and equipment	1,871	1,874
Accrued interest receivable:
Loans	384	410
Securities	375	455
Cash value of life insurance	3,812	3,794
Other assets	882	442

Total Assets	$208,302	$208,436

LIABILITIES
Deposits:
Noninterest-bearing	$18,992	$17,796
Interest-bearing	129,142	129,173
Total deposits	148,134	146,969

Advance from Federal Home Loan Bank	10,000	10,000

Accrued interest payable	15	7
Accrued expenses and other liabilities	642	647
Total Liabilities	158,791	157,623

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares
issued and 3,539,828 shares outstanding (3,557,728 in 2019)	36	36
Additional paid-in capital	30,440	30,415
Retained earnings, substantially restricted	21,681	21,363
Accumulated other comprehensive (loss) income	(206)	1,281
Unearned ESOP shares	(1,857)	(1,883)
Unearned stock compensation plan	(278)	(300)
Treasury stock, at cost - 25,602 shares (7,702 in 2019)	(305)	(99)
Total Stockholders' Equity	49,511	50,813

Total Liabilities and Stockholders’ Equity	$208,302	$208,436

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Loans, including fees	$1,466	$1,542
Investment securities:
Mortgage-backed securities	121	149
Municipal tax exempt	218	165
Other debt securities	69	69
Federal Home Loan Bank dividends	7	13
Interest-bearing deposits with banks and time deposits	52	47
Total interest income	1,933	1,985

INTEREST EXPENSE
Deposits	219	186
Borrowings	44	-
Total interest expense	263	186

Net interest income	1,670	1,799

Provision for loan losses	57	-
Net interest income after provision for loan losses	1,613	1,799

NONINTEREST INCOME
Deposit account service charges	49	76
Increase in cash value of life insurance	17	18
ATM and debit card fee income	91	89
Other income	15	10
Total noninterest income	172	193

NONINTEREST EXPENSE
Compensation and benefits	762	758
Occupancy and equipment	104	101
Data processing	110	296
Professional fees	137	149
Directors' compensation	74	44
Stockholder meeting expense	11	13
Supervisory examinations	19	19
Deposit insurance premiums	-	13
Other expenses	131	169
Total noninterest expense	1,348	1,562

Income before income taxes	437	430

Income tax expense	52	68

Net Income	$385	$362

Earnings per common share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net Income	$385	$362

Other Comprehensive (Loss) Income, net of tax
Unrealized (losses) gains on securities available for sale:
Net unrealized holding (losses) gains arising during the period	(1,979)	586
Income tax benefit (expense)	492	(145)
Net of tax amount	(1,487)	441

Other Comprehensive (Loss) Income, net of tax	(1,487)	441

Total Comprehensive (Loss) Income	$(1,102)	$803

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	(Loss) Income	Shares	Compensation	Stock	Total

Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	-	-	362	-	-	-	-	362

Other comprehensive income	-	-	-	441	-	-	-	441

Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)

ESOP shares committed to
be released	-	7	-	-	26	-	-	33

Balances at March 31, 2019	$36	$30,309	$20,967	$275	$(1,971)	$(1)	$(3)	$49,612

Balances at January 1, 2020	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	-	-	385	-	-	-	-	385

Other comprehensive loss	-	-	-	(1,487)	-	-	-	(1,487)

Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)

ESOP shares committed to be
be released	-	7	-	-	26	-	-	33

Purchase of 17,900 treasury shares	-	-	-	-	-	-	(206)	(206)

Stock compensation expense	-	18	-	-	-	22	-	40

Balances at March 31, 2020	$36	$30,440	$21,681	$(206)	$(1,857)	$(278)	$(305)	$49,511

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$385	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	61	45
Provision for loan losses	57	-
Stock compensation expense	40	-
Depreciation expense	38	24
ESOP compensation expense	33	33
Deferred income taxes	(18)	3
Increase in cash value of life insurance	(17)	(18)
Decrease in accrued interest receivable	106	60
Increase in accrued interest payable	8	-
Net change in other assets and liabilities	65	(40)
Net Cash Provided By Operating Activities	758	469

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(1,650)	-
Principal collected on mortgage-backed securities available for sale	1,590	2,326
Proceeds from maturities of securities available for sale	390	385
Principal collected on mortgage-backed securities held to maturity	4	4
Proceeds from maturities of securities held to maturity	-	25
Net decrease (increase) in loans receivable	977	(3,165)
Purchase of premises and equipment	(35)	-
Investment in cash value of life insurance	(1)	(1)
Net Cash Provided By (Used In) Investing Activities	1,275	(426)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,165	(2,621)
Purchase of treasury stock	(206)	-
Cash dividends paid	(67)	(67)
Net Cash Provided By (Used In) Financing Activities	892	(2,688)

Net Increase (Decrease) in Cash and Cash Equivalents	2,925	(2,645)

Cash and cash equivalents at beginning of year	18,817	12,700

Cash and Cash Equivalents at End of Year	$21,742	$10,055

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$248	$186
Net tax payments	-	-

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

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 (“2019 Form 10-K”).

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

On April 5, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In connection with the Conversion, the Company sold a total of 2,559,871 shares of common stock in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank’s employee stock ownership plan (“ESOP”) funded by a loan from the Company (see Note 6 of the Notes to Consolidated Financial Statements). All shares were sold at a purchase price of $10.00 per share. Costs to complete the stock offering were deducted from the gross proceeds of the offering.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities at March 31, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,157	$168	$-	$9,325
Agency CMO	9,553	346	-	9,899
	18,710	514	-	19,224

Other debt securities:
Municipal obligations	37,610	383	1,170	36,823

Total securities available
for sale	$56,320	$897	$1,170	$56,047

Securities held to maturity:
Agency MBS	$38	$-	$-	$38

Total securities held to
maturity	$38	$-	$-	$38

December 31, 2019

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,803	$3	$36	$9,770
Agency CMO	10,520	209	17	10,712
	20,323	212	53	20,482

Other debt securities:
Municipal obligations	36,390	1,649	104	37,935

Total securities available
for sale	$56,713	$1,861	$157	$58,417

Securities held to maturity:
Agency MBS	$42	$-	$-	$42

Total securities held to
maturity	$42	$-	$-	$42

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities as of March 31, 2020, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,504	1,566	-	-
Due after five years through ten years	8,464	8,697	-	-
Due after ten years	27,642	26,560	-	-
	37,610	36,823	-	-
MBS and CMO	18,710	19,224	38	38

	$56,320	$56,047	$38	$38

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At March 31, 2020, the Company did not have any securities held to maturity with an unrealized loss.  At March 31, 2020, the Company did not have any securities in a continuous loss position for more than 12 months.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
March 31, 2020	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Municipal obligations	36	$18,371	$1,170
Total less than 12 months	36	18,371	1,170

Total securities available for sale	36	$18,371	$1,170

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At December 31, 2019, the Company did not have any securities held to maturity in a loss position.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2019	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	3	$3,304	$9
Agency CMO	2	1,942	6
Municipal obligations	10	7,030	104
Total less than 12 months	15	12,276	119

Continuous loss position more than 12 months:
Agency MBS	6	3,696	27
Agency CMO	1	1,089	11
Total more than 12 months	7	4,785	38

Total securities available for sale	22	$17,061	$157

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

At March 31, 2020, the debt securities in the available for sale in a loss position had depreciated approximately 5.99% from the amortized cost basis. All of the debt securities in a loss position at March 31, 2020 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Additional deterioration in market and economic conditions related to the recent Coronavirus Disease 2019 (“COVID-19”) pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

There were no securities sales during the three-month periods ended March 31, 2020 and 2019.

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At March 31, 2020, the Company had six loans for which partial charge-offs in the aggregate of $156,000 had been recorded.

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

At March 31, 2020 and December 31, 2019, there were no loans secured by residential real estate property for which formal foreclosure proceedings are in process.

Loans at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Real estate mortgage loans:
One-to-four family residential	$69,270	$71,606
Multi-family residential	9,260	9,260
Residential construction	828	367
Commercial real estate	33,210	32,311
Commercial real estate construction	2,817	2,867
Commercial business loans	6,626	6,456
Consumer loans	1,746	1,875
Total loans	123,757	124,742

Deferred loan origination fees and costs, net	22	28
Allowance for loan losses	(1,541)	(1,498)

Loans, net	$122,238	$123,272

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2020:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$69,270	$9,260	$3,645	$33,210	$6,626	$1,746	$123,757

Accrued interest receivable	219	21	8	104	27	5	384

Net deferred loan fees/costs	21	(10)	(36)	(12)	13	46	22

Recorded investment in loans	$69,510	$9,271	$3,617	$33,302	$6,666	$1,797	$124,163

Recorded Investment to Loan as Evaluated for Impairements:
Individually evaluated for impairment	$1,327	$-	$-	$614	$403	$-	$2,344

Collectively evaulated for impairment	68,183	9,271	3,617	32,688	6,263	1,797	121,819

Ending balance	$69,510	$9,271	$3,617	$33,302	$6,666	$1,797	$124,163

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$71,606	$9,260	$3,234	$32,311	$6,456	$1,875	$124,742

Accrued interest receivable	254	25	11	88	26	6	410

Net deferred loan fees/costs	23	(11)	(36)	(6)	10	48	28

Recorded investment in loans	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

Recorded Investment to Loan as Evaluated for Impairements:
Individually evaluated for impairment	$1,431	$-	$-	$600	$412	$-	$2,443

Collectively evaulated for impairment	70,452	9,274	3,209	31,793	6,080	1,929	122,737

Ending balance	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of March 31, 2020 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$26	$-	$-	$19	$33	$-	$78

Collectively evaluated for impairment	942	92	40	293	72	24	1,463

Ending balance	$968	$92	$40	$312	$105	$24	$1,541

An analysis of the allowance for loan losses as of December 31, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:

Individually evaluated for impairment	$25	$-	$-	$19	$34	$-	$78

Collectively evaluated for impairment	930	83	44	270	68	25	1,420

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2020 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$955	$83	$44	$289	$102	$25	$1,498
Provisions	24	9	(4)	23	3	2	57
Charge-offs	(12)	-	-	-	-	(6)	(18)
Recoveries	1	-	-	-	-	3	4

Ending balance	$968	$92	$40	$312	$105	$24	$1,541

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2019 is as follows:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
	(In thousands)
Allowance for Loan Losses:
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(30)	16	(10)	24	5	(5)	-
Charge-offs	-	-	-	-	-	(5)	(5)
Recoveries	10	-	-	-	-	5	15

Ending balance	$992	$75	$38	$283	$103	$23	$1,514

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans as of March 31, 2020 and for the three months ended March 31, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month period ended March 31, 2020:

				Three Months Ended
	At March 31, 2020			March 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,070	$1,148	$-	$1,121	$2
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	253	246	-	244	-
Commercial business	31	30	-	31	-
Consumer	-	-	-	-	-

	$1,354	$1,424	$-	$1,396	$2

Loans with an allowance recorded:

One-to-four family residential	$257	$282	$25	$258	$-
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	361	359	19	363	5
Commercial business	372	419	34	376	5
Consumer	-	-	-	-	-

	$990	$1,060	$78	$997	$10

Total:

One-to-four family residential	$1,327	$1,430	$25	$1,379	$2
Multi-family residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial real estate	614	605	19	607	5
Commercial business	403	449	34	407	5
Consumer	-	-	-	-	-

	$2,344	$2,484	$78	$2,393	$12

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans for the three-month period ended March 31, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month period ended March 31, 2019:

	Three Months Ended
	March 31, 2019
	Average	Interest
	Recorded	Income
	Investment	Recognized
	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,424	$8
Multi-family residential	-	-
Construction	-	-
Commercial real estate	385	1
Commercial business	48	-
Consumer	-	-

	$1,857	$9

Loans with an allowance recorded:

One-to-four family residential	$454	$3
Multi-family residential	-	-
Construction	-	-
Commercial real estate	354	5
Commercial business	415	6
Consumer	-	-

	$1,223	$14

Total:

One-to-four family residential	$1,878	$11
Multi-family residential	-	-
Construction	-	-
Commercial real estate	739	6
Commercial business	463	6
Consumer	-	-

	$3,080	$23

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans as of December 31, 2019:

	At December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,172	$1,457	$-
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	235	389	-
Commercial business	32	32	-
Consumer	-	-	-

	$1,439	$1,878	$-

Loans with an allowance recorded:

One-to-four family residential	$259	$284	$25
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	365	364	19
Commercial business	380	426	34
Consumer	-	-	-

	$1,004	$1,074	$78

Total:

One-to-four family residential	$1,431	$1,741	$25
Multi-family residential	-	-	-
Construction	-	-	-
Commercial real estate	600	753	19
Commercial business	412	458	34
Consumer	-	-	-

	$2,443	$2,952	$78

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2020 and December 31, 2019:

	At March 31, 2020			At December 31, 2019
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
(In thousands)

One-to-four family residential	$991	$-	$991	$947	$-	$947
Multi-family residential	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Commercial real estate	253	-	253	235	-	235
Commercial business	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

Total	$1,244	$-	$1,244	$1,182	$-	$1,182

The following tables present the aging of the recorded investment in loans at March 31, 2020 and December 31, 2019:

			Over 90
	30-59 Days	60-89 Days	Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
March 31, 2020	(In thousands)

One-to-four family residential	$1,370	$-	$52	$1,422	$68,088	$69,510
Multi-family residential	-	-	-	-	9,271	9,271
Construction	-	-	-	-	3,617	3,617
Commercial real estate	482	-	-	482	32,820	33,302
Commercial business	11	-	-	11	6,655	6,666
Consumer	-	-	-	-	1,797	1,797

Total	$1,863	$-	$52	$1,915	$122,248	$124,163

December 31, 2019

One-to-four family residential	$1,425	$575	$238	$2,238	$69,645	$71,883
Multi-family residential	-	-	-	-	9,274	9,274
Construction	152	-	-	152	3,057	3,209
Commercial real estate	477	134	-	611	31,782	32,393
Commercial business	-	-	-	-	6,492	6,492
Consumer	7	-	-	7	1,922	1,929

Total	$2,061	$709	$238	$3,008	$122,172	$125,180

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-Four Family Residential	Multi-Family Residential	Construction	Commercial Real Estate	Commercial Business	Consumer	Total
March 31, 2020	(In thousands)

Pass	$68,288	$9,271	$3,617	$32,676	$6,263	$1,797	$121,912
Special mention	-	-	-	207	-	-	207
Substandard	1,222	-	-	419	403	-	2,044
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$69,510	$9,271	$3,617	$33,302	$6,666	$1,797	$124,163

December 31, 2019

Pass	$70,611	$9,274	$3,209	$31,949	$6,080	$1,929	$123,052
Special mention	-	-	-	-	-	-	-
Substandard	1,272	-	-	444	412	-	2,128
Doubtful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provides guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. At March 31, 2020, the Bank had no modified loans related to the COVID-19 pandemic.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s TDRs by accrual status as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$336	$-	$336	$25	$484	$-	$484	$25
Commercial real estate	361	135	496	19	365	137	502	19
Commercial business	403	-	403	34	412	-	412	34

Total	$1,100	$135	$1,235	$78	$1,261	$137	$1,398	$78

At both March 31, 2020 and December 31, 2019 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three months ended March 31, 2020. The following table summarizes information in regard to TDRs that were restructured during the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(In thousands)

Commercial real estate	1	$158	$158

Total	1	$158	$158

For TDRs that were restructured during the three months ended March 31, 2019, the terms of modifications included a reduction of the stated interest rate, extension of the maturity date, and the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during the three-month periods ended March 31, 2020 and 2019.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three-month periods ended March 31, 2020 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.             Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019

Basic
Earnings:
Net income	$385	$362

Shares:
Weighted average common
shares outstanding	3,345,460	3,366,385

Net income per common share, basic	$0.12	$0.11

Diluted
Earnings:
Net income	$385	$362

Shares:
Weighted average common
shares outstanding	3,345,460	3,366,385
Add: Dilutive effect of stock options	1,169	1,341
Add: Dilutive effect of restricted stock	-	144

Weighted average common
shares outstanding, as adjusted	3,346,629	3,367,870

Net income per common share, diluted	$0.12	$0.11

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

Compensation expense of $33,000 was recognized for each of the three-month periods ended March 31, 2020 and 2019. The ESOP trust held 16,498 allocated shares and 188,291 unallocated shares of Company common stock at March 31, 2020. The fair value of the unallocated shares was $2.4 million at March 31, 2020.

7.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of March 31, 2020, on an adjusted basis, awards for stock options totaling 93,488 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair market value of stock options granted is determined at the date of grant using the binomial option pricing model. Expected volatilities are based on historical volatility of the Company's stock (for periods prior to the Conversion, the historical volatility of the Bank’s common stock). The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk-free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the 2010 Plan as of March 31, 2020, and changes during the three-month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	93,488	$13.17
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Oustanding at end of period	93,488	$13.17	9.5	$15,000

Vested and expected to vest	93,488	$13.17	9.5	$15,000

Exercisable at end of period	23,382	$12.67	9.1	$15,000

For the three-month period ended March 31, 2020 the Company recognized $18,000 in compensation expense related to the stock option plan. At March 31, 2020, there was $209,000 of unrecognized compensation expense related to nonvested stock options.  The compensation expense is expected to be recognized over a weighted average period of 3.6 years. For the three-month period ended March 31, 2019, the Company recognized no compensation expense related to the stock option plan as the amount of compensation cost determined under FASB Accounting Standards Codification (“ASC”) Topic 718 was insignificant.

A summary of the activity for the Company’s nonvested restricted shares as of March 31, 2020 and changes during the three-month period then ended is presented below:

Weighted
Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	22,553	$13.32
Granted	-	-
Exercised	-	-
Forfeited	-	-

Nonvested at end of period	22,553	$13.32

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2020, unrecognized compensation expense related to nonvested restricted shares was $278,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.5 years.

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At March 31, 2020, no awards of stock options or restricted stock have been granted under the 2019 Plan.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2020 and December 31, 2019. The Company had no liabilities measured at fair value as of March 31, 2020 and December 31, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2020

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$9,325	$-	$9,325
Agency CMO	-	9,899	-	9,899
Municipal obligations	-	36,823	-	36,823
Total securities available for sale	$-	$56,047	$-	$56,047

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,302	$1,302
Commercial real estate	-	-	595	595
Commercial business	-	-	369	369
Total impaired loans	$-	$-	$2,266	$2,266

Real estate held for sale	$-	$-	$135	$135

December 31, 2019

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$9,770	$-	$9,770
Agency CMO	-	10,712	-	10,712
Municipal obligations	-	37,935	-	37,935
Total securities available for sale	$-	$58,417	$-	$58,417

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,406	$1,406
Commercial real estate	-	-	581	581
Commercial business	-	-	378	378
Total impaired loans	$-	$-	$2,365	$2,365

Real estate held for sale	$-	$-	$135	$135

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both March 31, 2020 and December 31, 2019, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company did not recognize a reduction in the allowance for loan losses allocated to impaired loans for the three months ended March 31, 2020. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $15,000 for the three months ended March 31, 2019.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At both March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company did not recognize any charges to write down real estate held for sale during both the three months ended March 31, 2020 and 2019.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during both the three months ended March 31, 2020 and 2019. There were no transfers into or out of the Company’s Level 3 financial assets for both the three-month periods ended March 31, 2020 and 2019.

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

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

March 31, 2020

Financial assets:
Cash and cash equivalents	$21,742	$21,742	$-	$-
Securities available for sale	56,047	-	56,047	-
Securities held to maturity	38	-	38	-
Loans, net	122,238	-	-	129,559
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	759	-	759	-

Financial liabilities:
Deposits	148,134	-	-	148,611
Advance from FHLB	10,000	-	10,377	-
Accrued interest payable	15	-	15	-

December 31, 2019

Financial assets:
Cash and cash equivalents	$18,817	$18,817	$-	$-
Securities available for sale	58,417	-	58,417	-
Securities held to maturity	42	-	42	-
Loans, net	123,272	-	-	126,187
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	865	-	865	-

Financial liabilities:
Deposits	146,969	-	-	146,831
Advance from FHLB	10,000	-	10,080	-
Accrued interest payable	7	-	7	-

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(In thousands)	2020	2019

Service charges on deposit accounts	$49	$76
ATM transaction and point-of-sale interchange fees	91	89
Other income	14	9
Revenue from contracts with customers	154	174

Increase in cash surrender value of life insurance	17	18
Other income	1	1
Other noninterest income	18	19

Total noninterest income	$172	$193

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Recent Accounting Pronouncements

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
(Unaudited)

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements for fair value measurements. Among other changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements held at the end of the reporting period. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the ASU. The adoption of the ASU effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements include, but are not limited to:

•
the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act and the other risks described from time to time in our filings with the SEC, including our 2019 Form 10-K.

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

Significant Developments and the Impact of COVID-19

The recent COVID-19 pandemic is expected to have a significant adverse impact on the United States’ economy, including the banking industry, in future fiscal periods. The impact is subject to a high degree of uncertainty.

Our commercial and banking products are offered primarily in Indiana, where municipal and state-wide responses to the pandemic have led to a broad curtailment of economic activity beginning in March 2020. Governor Eric J. Holcomb issued several executive orders in mid-March 2020 to implement stay-at-home ordinances, closures of schools, retail and restaurants, and mass-gathering restrictions. Current restrictions are expected to be in place at least through the end of April 2020, while schools are to remain closed for the remainder of the school year. On May 1, 2020, Governor Holcomb announced a five-phase plan to gradually ease restrictions with the goal of allowing nearly all activities to resume by July 4, 2020.

As a result of the economic contraction, unemployment levels in the United States have increased considerably, with the national unemployment rate increasing from a seasonally-adjusted 3.8% in March 2019 to 4.4% in March 2020. In Indiana, while the state-wide seasonally-adjusted unemployment rate decreased slightly to 3.2% as of March 2020 from 3.5% in March 2019, the non-seasonally-adjusted unemployment rates in Washington, Lawrence and Orange counties (comprising a majority of our market area), are higher than the state average. According to the Indiana Department of Workforce Development, the number of new unemployment claims throughout the state for the first sixteen weeks of 2020 totaled 549,569 versus a total 47,892 claims for the same period in 2019. While the social and economic impacts from COVID-19 have been concentrated in large metropolitan areas, we do anticipate to experience similar effects in smaller communities.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

•	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.

•
On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. Through May 4, 2020, the Bank has issued 13 loans under the PPP totaling $298,000.

•
In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Through May 4, 2020, the Bank has modified 65 loans related to the COVID-19 pandemic totaling $15.7 million. Most modifications allow deferral principal and interest payments for 90 days. One loan totaling $1.5 million has been modified as interest-only for a six-month period. Three of these loans totaling $154,000 are TDRs, and none of these loans are considered impaired. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of March 31, 2020.

•
On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and mid-sized businesses, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility (“MSNLF”), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses through the Paycheck Protection Program Liquidity Facility (“PPLF”) pursuant to which the Bank will pledge its PPP loans as collateral to obtain Federal Reserve Bank non-recourse loans. The PPPLF will take the PPP loans as collateral at face value. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This action will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion. At this time, the Bank has no intention to participate in these liquidity programs.

We currently expect that the COVID-19 pandemic and the subsequent developments to address it could have an impact on our business. We anticipate that our financial condition, capital levels and results of operations could be affected, although the extent and duration is difficult to quantify. While the ultimate impact of the crisis is difficult to predict, we believe the Company is well-capitalized and has the financial stability to continue to responsibly serve its customers and communities during this unprecedented time.

In response to the pandemic, we have taken several actions to address the needs of our employees, our customers and our communities, including the following:

•	We are working with our loan customers who have been negatively impacted by the pandemic and require loan modifications and deferrals.

•	We are waiving fees for early withdrawals of certificates of deposit by customers due to hardship.

•	We are a participating lender in the PPP through the CARES Act in order to assist our customers and communities.

•
We have closed all our branches to customer activity, except for drive-through and services by appointment only. Wherever possible, and if job responsibilities can be effectively carried out remotely, employees are working from home. For employees who cannot work from home or have responsibilities that are considered critical, we are observing social distancing, cleaning and other protocols in order to mitigate risk. Our pandemic protocols are continually evaluated and updated based upon the most-recent recommendations from federal, state and local health officials.

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

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees. Our primary sources of funds are deposits, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts. Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy and marketing and computer services. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

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

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets decreased $134,000, or 0.1%, to $208.3 million at March 31, 2020 from $208.4 million at December 31, 2019.

Cash and Cash Equivalents.  Cash and cash equivalents increased $2.9 million, or 15.5%, to $21.7 million at March 31, 2020 from $18.8 million at December 31, 2019 due primarily to a decrease in loans receivable, the net effect of activity on available for sale securities, and an increase in deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. Net loans receivable decreased $1.1 million, or 0.8%, to $122.2 million at March 31, 2020 from $123.3 million at December 31, 2019. The decrease in net loans receivable was due primarily to decreases in one-to-four family residential loans partially offset by increases in residential construction and commercial real estate loans. We anticipate the COVID-19 pandemic could have an adverse impact on our future loan originations other than our participation in government-sponsored loan programs.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $2.4 million, or 4.1%, to $56.0 million at March 31, 2020 from $58.4 million at December 31, 2019. The decrease for the three months ended March 31, 2020 was due primarily to a $2.0 million increase in the gross unrealized loss in the portfolio, $1.6 million in principal collections on federal agency mortgage-backed securities and $390,000 in maturities of municipal obligations, partially offset by the purchases of $1.7 million of municipal obligations.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $4,000, or 9.5%, to $38,000 at March 31, 2020 from $42,000 at December 31, 2019 due primarily to principal repayments of mortgage-backed securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $1.1 million, or 0.8%, to $148.1 million at March 31, 2020 from $147.0 million at December 31, 2019.

 Borrowings.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%.

Stockholders’ Equity.  Stockholders’ equity decreased $1.3 million to $49.5 million at March 31, 2020 from $50.8 million at December 31, 2019. The decrease was due primarily to the $1.5 million increase in accumulated other comprehensive loss due primarily to decreases in the fair market value of our available-for-sale investments and our purchase of 17,900 treasury shares at an average cost per share of $11.48 or $206,000 in total.  These decreases were partially offset by net income of $385,000 for the three months ended March 31, 2020.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Income.  Net income was $385,000 ($0.12 per common share diluted) for the three months ended March 31, 2020, compared to net income of $362,000 ($0.11 per common share diluted) for the three months ended March 31, 2019. The primary reason for the increase in net income between the periods was decreased noninterest expenses partially offset by decreased net interest income.

Net Interest Income.  Net interest income after provision for loan losses decreased $186,000, or 10.3%, to $1.6 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019 due primarily to a decrease in the interest rate spread.

Total interest income decreased $52,000, or 2.6%, to $1.9 million for the three months ended March 31, 2020 compared to $2.0 million for the three months ended March 31, 2019. The decrease resulted from a decrease in the yield earned on interest-bearing assets partially offset by an increase in the average balance of interest-earning assets. The average tax equivalent yield on interest-earning assets declined to 3.98% for the quarter ended March 31, 2020 from 4.26% for the quarter ended March 31, 2019, due primarily to a decrease in market interest rates. The average balance of interest-earning assets increased to $200.4 million for the quarter ended March 31, 2020 from $190.7 million for the quarter ended March 31, 2019, due primarily to an increase in interest-bearing deposits with banks.

Total interest expense increased $77,000, or 41.4%, when comparing the two periods due to an increase in both the average balance and cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.76% for the quarter ended March 31, 2020 from 0.57% for the same period in 2019. The average balance of interest-bearing liabilities increased to $139.0 million for the quarter ended March 31, 2020 from $131.2 million for the same period in 2019. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 3.22% from 3.69% and the net interest margin decreased to 3.46% from 3.87% for the quarters ended March 31, 2020 and 2019, respectively. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis-point reductions in the targeted Federal Funds Rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Provision for Loan Losses.  Non-performing loans remained relatively unchanged at $1.2 million, at both March 31, 2020 and December 31, 2019 or 1.0% and 0.9% of total loans, respectively. At March 31, 2020, $1.1 million or 87.9% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses”, and due primarily to forecasted probable credit losses reflecting the potential future impact of the COVID-19 pandemic on the economy, the Company recorded a $57,000 provision for loan losses for the three months ended March 31, 2020, compared to no provision for the same period of 2019. We believe the provision for loan losses could increase in future periods based on the possibility of increased loan delinquencies and defaults as a result of the COVID-19 pandemic.

Noninterest Income.  Noninterest income decreased $21,000, or 10.9%, for the quarter ended March 31, 2020 as compared to the same period in 2019, due primarily to a decrease of $27,000 in deposit account service charges related to overdrafts.

Noninterest Expense.  Noninterest expense decreased $214,000, or 13.7%, for the quarter ended March 31, 2020 as compared to the same period in 2019. This decrease was due primarily to decreases in data processing expenses of $186,000, deposit insurance premiums of $13,000, professional fees of $12,000, and other expenses of $38,000, partially offset by an increase of $30,000 in directors’ compensation expense. Data processing expenses decreased due primarily to contract termination expenses recognized in the first quarter last year related to the Bank’s core processing system conversion which was completed in the fourth quarter of 2019. The increase in directors’ compensation expense is due primarily to the recognition of $30,000 of stock compensation expense recognized for the quarter ended March 31, 2020, as compared to no stock compensation expense recognized for the same period in 2019.

Income Tax Expense.  Income tax expense decreased $16,000 for the quarter ended March 31, 2020 as compared to the same period in 2019 resulting from a reduction in our effective tax rate to 11.9% for 2020 compared to 15.8% for 2019. The decrease in the effective tax rate is due primarily to increased tax-exempt investment income proportionate to pre-tax income.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At March 31, 2020, we had $77.8 million in cash and investment securities available for sale generally available for its cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We believe that the recent COVID-19 pandemic could place potential stresses on our liquidity management. As our customers manage their liquidity issues, we could experience an increase in the utilization of existing lines of credit and or deposit outflows. We will continually monitor our liquidity for signs of stress resulting from the COVID-19 pandemic and respond accordingly.

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $11.7 million at March 31, 2020.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2020, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $12.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2020, totaled $35.8 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at March 31, 2020, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0%, effective April 1, 2020). To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

At March 31, 2020, the Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 18.2%. At December 31, 2019, the Company had a total capital to risk weighted assets ratio of 33.4%, Tier 1 capital and common equity Tier 1 capital to risk weighted assets ratios of 32.2% and a Tier 1 capital to average adjusted total assets ratio of 17.9%.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2020, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three months ended March 31, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2019 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through March 31, 2020.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 26, 2020. The following risk factors should be read in conjunction with the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, some of our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and could negatively impact many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted Federal Funds Rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The Payroll Protection Program (“PPP”) loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

We are an entity separate and distinct from our principal subsidiary, Mid-Southern Savings Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. If the COVID-19 pandemic were to materially adversely affect the Bank’s regulatory capital levels or liquidity, it may result in Mid-Southern Savings Bank being unable to pay dividends to us, which may result in our not being able to pay dividends on our common stock at the same rate or at all.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)                     Not applicable
(b)                     Not applicable
(c)                    The following table summarizes common stock repurchases during the three months ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
			(c) Total	(d) Maximum
			Number of	Number of
			Shares	Shares That
			Purchased	May Yet Be
	(a) Total	(b) Average	as Part of	Purchased
	Amount of	Price	Publicly	Under The
	Shares	Paid Per	Approved Plans	Plans
	Purchased	Share	or Programs	or Programs

January 1 through January 31, 2020	-	$-	-	139,860
February 1 through February 29, 2020	-	-	-	139,860
March 1 through March 31, 2020	17,900	11.48	17,900	109,100

Total	17,900	$11.48	17,900

In July 2019, the Company adopted a stock repurchase program implemented through a Rule 10b5-1 repurchase program, under which the Company was approved to repurchase up to 178,260 shares of its common stock, or approximately 5% of the current outstanding shares. From March 1, 2020 through March 13, 2020, the date on which this plan expired, the Company repurchased 7,000 shares and paid an average price per share of $12.23 under this plan. In March 2020, another 10b5-1 repurchase program was adopted, under which the Company may repurchase up to 120,000 shares of its common stock, or approximately 5% of the current outstanding shares. From March 14, 2020 through March 31, 2020, the Company repurchased 10,900 shares and paid an average price per share of $11.00 under this plan.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K/A on September 10, 2019 (File No. 001-38491).
(3)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (333-226919).
(4)	Filed as Appendix A to Mid-Southern Bancorp, Inc.’s definitive proxy statement filed on August 12, 2019 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC. (Registrant)

Dated May 12, 2020	BY: /s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer (Principal Executive Officer)

Dated May 12, 2020	BY: /s/ Robert W. DeRossett
Robert W. DeRossett Chief Financial Officer (Principal Financial and Accounting Officer)