Form 10-Q
period 2020-06-30
Mid-Southern Bancorp, Inc.
filed 2020-08-13
CIK 1734875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer ___                                                     Accelerated Filer                                                         Non-Accelerated Filer ___X

                                                            Smaller Reporting Company _X__                                          Emerging Growth Company _X__
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____   No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2020, there were 3,328,498 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1.  Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share information) (Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$1,278	$1,577
Interest-bearing deposits with banks	21,263	17,240
Cash and cash equivalents	22,541	18,817

Securities available for sale, at fair value	67,548	58,417
Securities held to maturity	36	42

Loans, net	119,480	123,272

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	135	135
Premises and equipment	1,849	1,874
Accrued interest receivable:
Loans	515	410
Securities	477	455
Cash value of life insurance	3,830	3,794
Other assets	310	442

Total Assets	$217,499	$208,436

LIABILITIES
Deposits:
Noninterest-bearing	$20,670	$17,796
Interest-bearing	134,802	129,173
Total deposits	155,472	146,969

Advance from Federal Home Loan Bank	10,000	10,000

Accrued interest payable	15	7
Accrued expenses and other liabilities	1,071	647
Total Liabilities	166,558	157,623

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value,
no shares issued and outstanding	-	-
Common stock, shares authorized, $0.01 par value, 3,565,430 shares
issued and 3,402,198 shares outstanding (3,557,728 in 2019)	36	36
Additional paid-in-capital	30,463	30,415
Retained earnings, substantially restricted	21,957	21,363
Accumulated other comprehensive income	2,554	1,281
Unearned ESOP shares	(1,831)	(1,883)
Unearned stock compensation plan	(256)	(300)
Treasury stock, at cost - 163,232 shares (7,702 in 2019)	(1,982)	(99)
Total Stockholders' Equity	50,941	50,813

Total Liabilities and Stockholders' Equity	$217,499	$208,436

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share information) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$1,383	$1,541	$2,849	$3,083
Investment securities:
Mortgage-backed securities	88	139	209	288
Municipal tax exempt	264	164	482	329
Other debt securities	65	69	134	138
Federal Home Loan Bank dividends	8	10	15	23
Interest-bearing deposits with banks and time deposits	3	43	55	90
Total interest income	1,811	1,966	3,744	3,951

INTEREST EXPENSE
Deposits	205	205	424	391
Borrowings	44	-	88	-
Total interest expense	249	205	512	391

Net interest income	1,562	1,761	3,232	3,560

Provision for loan losses	15	-	72	-
Net interest income after provision for loan losses	1,547	1,761	3,160	3,560

NONINTEREST INCOME
Deposit account service charges	33	91	82	167
Net gain on sales of securities available for sale	104	7	104	7
Increase in cash value of life insurance	17	18	34	36
ATM and debit card fee income	111	98	202	187
Other income	18	9	33	19
Total noninterest income	283	223	455	416

NONINTEREST EXPENSE
Compensation and benefits	834	816	1,596	1,574
Occupancy and equipment	112	98	216	199
Data processing	93	301	203	597
Professional fees	158	172	295	321
Directors' compensation	78	48	152	92
Stockholders' meeting expense	16	15	27	28
Supervisory examinations	13	16	32	35
Deposit insurance premiums	-	12	-	25
Other expenses	151	169	282	338
Total noninterest expense	1,455	1,647	2,803	3,209

Income before income taxes	375	337	812	767

Income tax expense	33	40	85	108

Net Income	$342	$297	$727	$659

Earnings per common share:
Basic	$0.10	$0.09	$0.22	$0.20
Diluted	$0.10	$0.09	$0.22	$0.20

See accompany Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Income	$342	$297	$727	$659

Other Comprehensive Income, net of tax
Unrealized gains on securities available for sale:
Net unrealized holding gains arising during the period	3,777	1,247	1,798	1,833
Income tax expense	(939)	(310)	(447)	(455)
Net of tax amount	2,838	937	1,351	1,378

Reclassification adjustment for realized gains included
in net income during the period	104	7	104	7
Income tax expense	(26)	(2)	(26)	(2)
Net of tax amount	78	5	78	5

Other Comprehensive Income, net of tax	2,760	932	1,273	1,373

Total Comprehensive Income	$3,102	$1,229	$2,000	$2,032

See accompany Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total

Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	-	-	362	-	-	-	-	362
Other comprehensive income	-	-	-	441	-	-	-	441
Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)
ESOP shares committed to be released	-	7	-	-	26	-	-	33

Balances at March 31, 2019	$36	$30,309	$20,967	$275	$(1,971)	$(1)	$(3)	$49,612

Net income	-	-	297	-	-	-	-	297
Other comprehensive income	-	-	-	932	-	-	-	932
Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)
ESOP shares committed to be released	-	6	-	-	26	-	-	32

Balances at June 30, 2019	$36	$30,315	$21,197	$1,207	$(1,945)	$(1)	$(3)	$50,806

Balances at January 1, 2020	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	-	-	385	-	-	-	-	385
Other comprehensive loss	-	-	-	(1,487)	-	-	-	(1,487)
Cash dividends ($0.02 per share)	-	-	(67)	-	-	-	-	(67)
ESOP shares committed to be released	-	7	-	-	26	-	-	33
Purchase of 17,900 treasury shares	-	-	-	-	-	-	(206)	(206)
Stock compensation expense	-	18	-	-	-	22	-	40

Balances at March 31, 2020	$36	$30,440	$21,681	$(206)	$(1,857)	$(278)	$(305)	$49,511

Net income	-	-	342	-	-	-	-	342
Other comprehensive income	-	-	-	2,760	-	-	-	2,760
Cash dividends ($0.02 per share)	-	-	(66)	-	-	-	-	(66)
ESOP shares committed to be released	-	7	-	-	26	-	-	33
Purchase of 137,630 treasury shares	-	-	-	-	-	-	(1,677)	(1,677)
Stock compensation expense	-	16	-	-	-	22	-	38

Balances at June 30, 2020	$36	$30,463	$21,957	$2,554	$(1,831)	$(256)	$(1,982)	$50,941

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$727	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	123	91
Provision for loan losses	72	-
Stock compensation expense	78	-
Depreciation expense	78	50
ESOP compensation expense	66	65
Deferred income taxes	(42)	6
Increase in cash value of life insurance	(34)	(36)
Net gain on sales of securities available for sale	(104)	(7)
(Increase) decrease in accrued interest receivable	(127)	18
Increase in accrued interest payable	8	-
Net change in other assets and liabilities	176	29
Net Cash Provided By Operating Activities	1,021	875

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(16,332)	(400)
Principal collected on mortgage-backed securities available for sale	3,047	3,557
Proceeds from maturities of securities available for sale	1,305	385
Proceeds from sales of securities available for sale	4,525	278
Principal collected on mortgage-backed securities held to maturity	6	8
Proceeds from maturities of securities held to maturity	-	25
Net decrease (increase) in loans receivable	3,720	(313)
Purchase of premises and equipment	(53)	(3)
Investment in cash value of life insurance	(2)	(2)
Net Cash Provided By (Used In) Investing Activities	(3,784)	3,535

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,503	(4,828)
Advances from Federal Home Loan Bank	-	10,000
Purchase of treasury stock	(1,883)	-
Cash dividends paid	(133)	(134)
Net Cash Provided By Financing Activities	6,487	5,038

Net Increase in Cash and Cash Equivalents	3,724	9,448

Cash and cash equivalents at beginning of year	18,817	12,700

Cash and Cash Equivalents at End of Period	$22,541	$22,148

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$504	$391
Net tax payments	-	(43)

See accompanying Notes to Consolidated Financial Statements

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment securities at June 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
June 30, 2020

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$5,522	$135	$-	$5,657
Agency CMO	10,649	291	1	10,939
	16,171	426	1	16,596

Other debt securities:
Municipal obligations	47,976	2,993	17	50,952

Total securities available for sale	$64,147	$3,419	$18	$67,548

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$36	$-	$-	$36

Total securities held to maturity	$36	$-	$-	$36

December 31, 2019

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,803	$3	$36	$9,770
Agency CMO	10,520	209	17	10,712
	20,323	212	53	20,482

Other debt securities:
Municipal obligations	36,390	1,649	104	37,935

Total securities available for sale	$56,713	$1,861	$157	$58,417

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$42	$-	$-	$42

Total securities held to maturity	$42	$-	$-	$42

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities as of June 30, 2020, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	1,504	1,616	-	-
Due after five years through ten years	6,965	7,551	-	-
Due after ten years	39,507	41,785	-	-
	47,976	50,952	-	-
MBS and CMO	16,171	16,596	36	36

	$64,147	$67,548	$36	$36

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At June 30, 2020, the Company did not have any securities in a continuous loss position for more than 12 months.

	Number of		Gross
	Investment	Fair	Unrealized
	Value	Value	Losses
(Dollars in thousands)
June 30, 2020

Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	1	$2,086	$1
Municpal obligations	2	1,894	17
Total less than 12 months	3	3,980	18

Total securities available for sale	3	$3,980	$18

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2019, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
	Investment	Fair	Unrealized
	Value	Value	Losses
(Dollars in thousands)
December 31, 2019

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	3	$3,304	$9
Agency CMO	2	1,942	6
Municpal obligations	10	7,030	104
Total less than 12 months	15	12,276	119

Continuous loss position more than 12 months:
Agency MBS	6	3,696	27
Agency CMO	1	1,089	11
Total more than 12 months	7	4,785	38

Total securities available for sale	22	$17,061	$157

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

At June 30, 2020, the debt securities available for sale in a loss position had depreciated approximately 0.45% from the amortized cost basis. All of the debt securities in a loss position at June 30, 2020 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Additional deterioration in market and economic conditions related to the recent Coronavirus Disease 2019 (“COVID-19”) pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

During both the three- and six-month periods ended June 30, 2020, the Company realized gross gains of $111,000 on the sale of available for sale MBS and municipal obligations and gross losses of $7,000 on the sale of available for sale municipal obligations. During both the three- and six-month periods ended June 30, 2019, the Company realized a gross gain of $7,000 on the sale of an available for sale municipal security.

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At June 30, 2020, the Company had six loans for which partial charge-offs in the aggregate of $156,000 had been recorded.

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

At June 30, 2020 and December 31, 2019, there were no loans secured by residential real estate property for which formal foreclosure proceedings are in process.

Loans at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
(In thousands)
Real estate mortgage loans:
One-to-four family residential	$68,700	$71,606
Multi-family residential	8,468	9,260
Residential construction	750	367
Commercial real estate	31,620	32,311
Commercial real estate construction	3,214	2,867
Commercial business loans	6,719	6,456
Consumer loans	1,566	1,875
Total loans	121,037	124,742

Deferred loan origination fees and costs, net	(1)	28
Allowance for loan losses	(1,556)	(1,498)

Loans, net	$119,480	$123,272

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at June 30, 2020:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$68,700	$8,468	$3,964	$31,620	$6,719	$1,566	$121,037

Accrued interest receivable	250	49	14	160	35	7	515

Net deferred loan fees/costs	5	(7)	(34)	(13)	7	41	(1)

Recorded investment in loans	$68,955	$8,510	$3,944	$31,767	$6,761	$1,614	$121,551

Recorded Investment to Loan as Evaluated for Impairments:
Individually evaluated for impairment	$1,521	$-	$-	$607	$409	$-	$2,537

Collectively evaluated for impairment	67,434	8,510	3,944	31,160	6,352	1,614	119,014

Ending balance	$68,955	$8,510	$3,944	$31,767	$6,761	$1,614	$121,551

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$71,606	$9,260	$3,234	$32,311	$6,456	$1,875	$124,742

Accrued interest receivable	254	25	11	88	26	6	410

Net deferred loan fees/costs	23	(11)	(36)	(6)	10	48	28

Recorded investment in loans	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

Recorded Investment to Loan as Evaluated for Impairments:
Individually evaluated for impairment	$1,431	$-	$-	$600	$412	$-	$2,443

Collectively evaluated for impairment	70,452	9,274	3,209	31,793	6,080	1,929	122,737

Ending balance	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the allowance for loan losses as of June 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$25	$-	$-	$26	$30	$-	$81

Collectively evaluated for impairment	959	94	50	294	53	25	1,475

Ending balance	$984	$94	$50	$320	$83	$25	$1,556

An analysis of the allowance for loan losses as of December 31, 2019 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$25	$-	$-	$19	$34	$-	$78

Collectively evaluated for impairment	930	83	44	270	68	25	1,420

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$968	$92	$40	$312	$105	$24	$1,541
Provisions	15	2	10	8	(22)	2	15
Charge-offs	-	-	-	-	-	(4)	(4)
Recoveries	1	-	-	-	-	3	4

Ending balance	$984	$94	$50	$320	$83	$25	$1,556

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$955	$83	$44	$289	$102	$25	$1,498
Provisions	39	11	6	31	(19)	4	72
Charge-offs	(12)	-	-	-	-	(10)	(22)
Recoveries	2	-	-	-	-	6	8

Ending balance	$984	$94	$50	$320	$83	$25	$1,556

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2019 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$992	$75	$38	$283	$103	$23	$1,514
Provisions	(12)	11	(8)	13	(5)	1	-
Charge-offs	(32)	-	-	-	-	(1)	(33)
Recoveries	4	-	-	-	-	3	7

Ending balance	$952	$86	$30	$296	$98	$26	$1,488

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2019 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(42)	27	(18)	37	-	(4)	-
Charge-offs	(32)	-	-	-	-	(6)	(38)
Recoveries	14	-	-	-	-	8	22

Ending balance	$952	$86	$30	$296	$98	$26	$1,488

The following table summarizes the Company’s impaired loans as of June 30, 2020 and for the three and six months ended June 30, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and six-month periods ended June 30, 2020.

				Three Months Ended		Six Months Ended
	At June 30, 2020			June 30, 2020		June 30, 2020
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
One-to-four family residential	$1,266	$1,349	$-	$1,168	$1	$1,169	$3
Commercial real estate	288	278	-	270	-	259	-
Commercial business	25	26	-	28	1	29	1
	$1,579	$1,653	$-	$1,466	$2	$1,457	$4

Loans with an allowance recorded:
One-to-four family residential	$255	$280	$25	$256	$3	$257	$3
Commercial real estate	319	354	26	340	3	348	8
Commercial business	384	407	30	378	5	379	10
	$958	$1,041	$81	$974	$11	$984	$21

Total:
One-to-four family residential	$1,521	$1,629	$25	$1,424	$4	$1,426	$6
Commercial real estate	607	632	26	610	3	607	8
Commercial business	409	433	30	406	6	408	11
	$2,537	$2,694	$81	$2,440	$13	$2,441	$25

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans for the three- and six-month periods ended June 30, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and six-month periods ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)

Loans with no related allowance recorded:
One-to-four family residential	$1,545	$8	$1,434	$16
Commercial real estate	365	1	375	2
Commercial business	43	1	45	1
	$1,953	$10	$1,854	$19

Loans with an allowance recorded:
One-to-four family residential	$263	$2	$390	$5
Commercial real estate	325	4	335	9
Commercial business	405	6	410	12
	$993	$12	$1,135	$26

Total:
One-to-four family residential	$1,808	$10	$1,824	$21
Commercial real estate	690	5	710	11
Commercial business	448	7	455	13
	$2,946	$22	$2,989	$45

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s impaired loans as of December 31, 2019:

	At December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)

Loans with no related allowance recorded:
One-to-four family residential	$1,172	$1,457	$-
Commercial real estate	235	389	-
Commercial business	32	32	-
	$1,439	$1,878	$-

Loans with an allowance recorded:
One-to-four family residential	$259	$284	$25
Commercial real estate	365	364	19
Commercial business	380	426	34
	$1,004	$1,074	$78

Total:
One-to-four family residential	$1,431	$1,741	$25
Commercial real estate	600	753	19
Commercial business	412	458	34
	$2,443	$2,952	$78

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2020 and December 31, 2019:

	At June 30, 2020			At December 31, 2019
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans
	(In thousands)

One-to-four family residential	$1,188	$-	$1,188	$947	$-	$947
Commercial real estate	288	-	288	235	-	235

Total	$1,476	$-	$1,476	$1,182	$-	$1,182

The following tables present the aging of the recorded investment in loans at June 30, 2020 and December 31, 2019:

			Over
	30-59 Days	60-89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
	(In thousands)
June 30, 2020

One-to-four family residential	$650	$216	$174	$1,040	$67,915	$68,955
Multi-family residential	-	-	-	-	8,510	8,510
Construction	-	-	-	-	3,944	3,944
Commercial real estate	2	-	49	51	31,716	31,767
Commercial business	-	-	-	-	6,761	6,761
Consumer	-	-	-	-	1,614	1,614

Total	$652	$216	$223	$1,091	$120,460	$121,551

December 31, 2019

One-to-four family residential	$1,425	$575	$238	$2,238	$69,645	$71,883
Multi-family residential	-	-	-	-	9,274	9,274
Construction	152	-	-	152	3,057	3,209
Commercial real estate	477	134	-	611	31,782	32,393
Commercial business	-	-	-	-	6,492	6,492
Consumer	7	-	-	7	1,922	1,929

Total	$2,061	$709	$238	$3,008	$122,172	$125,180

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total
	(In thousands)
June 30, 2020

Pass	$67,539	$8,510	$3,447	$31,111	$6,352	$1,614	$118,573
Special mention	-	-	497	216	-	-	713
Substandard	1,416	-	-	440	409	-	2,265
Doutbful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$68,955	$8,510	$3,944	$31,767	$6,761	$1,614	$121,551

December 31, 2019

Pass	$70,611	$9,274	$3,209	$31,949	$6,080	$1,929	$123,052
Special mention	-	-	-	-	-	-	-
Substandard	1,272	-	-	444	412	-	2,128
Doutbful	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-

Total	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

At June 30, 2020, the Bank had modified 88 loans with $19.1 million in total principal outstanding and had no pending requests for additional payment relief.

The following table summarizes the Company’s TDRs by accrual status as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses
	(In thousands)

One-to-four family residential	$333	$155	$488	$25	$484	$-	484	$25
Commercial real estate	319	183	502	26	365	137	502	19
Commercial business	409	-	409	30	412	-	412	34

Total	$1,061	$338	$1,399	$81	$1,261	$137	$1,398	$78

At both June 30, 2020 and December 31, 2019 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

The following table summarizes information in regards to TDRs that were restructured during the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance
	(Dollars in thousands)

One-to-four family residential	3	$149	$149	3	$149	$149
Commercial real estate	1	51	51	1	51	51

Total	4	$200	$200	4	$200	$200

The following table summarizes information in regard to TDRs that were restructured during the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance
	(Dollars in thousands)

Commercial real estate	1	$158	$158

Total	1	$158	$158

There were no TDRs that were restructured during the three months ended June 30, 2019.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For TDRs that were restructured during the three and six months ended June 30, 2020, the terms of the modifications included a three-month payment deferral associated with the COVID-19 pandemic. For the TDR that was restructured during the six months ended June 30, 2019, the terms of modification included an extension of the maturity date.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three- and six-month periods ended June 30, 2020 and 2019.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three- and six-month periods ended June 30, 2020 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three- and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$342	$297	$727	$659

Shares:
Weighted average common shares outstanding	3,262,240	3,368,990	3,303,847	3,367,693

Net income per common share, basic	$0.10	$0.09	$0.22	$0.20

Diluted
Earnings:
Net income	$342	$297	$727	$659

Shares:
Weighted average common shares outstanding	3,262,240	3,368,990	3,303,847	3,367,693
Add: Dilutive effect of stock options	1,105	1,337	1,137	1,333
Add: Dilutive effect of restricted stock	233	118	81	132

Weighted average common shares outstanding, as adjusted	3,263,578	3,370,445	3,305,065	3,369,158

Net income per common share, Diluted	$0.10	$0.09	$0.22	$0.20

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

Compensation expense recognized for the three- and six-month periods ended June 30, 2020 and 2019 was $33,000 and $66,000, respectively. The ESOP trust held 16,498 allocated shares and 188,291 unallocated shares of Company common stock at June 30, 2020. The fair value of the unallocated shares was $2.3 million at June 30, 2020.

7.           Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of June 30, 2020, on an adjusted basis, awards for stock options totaling 93,488 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan.

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

A summary of option activity under the 2010 Plan as of June 30, 2020, and changes during the six-month period then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	93,488	$13.17
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of period	93,488	$13.17	9.3	$13,000

Vested and expected to vest	93,488	$13.17	9.3	$13,000

Exercisable at end of period	23,429	$12.65	8.8	$13,000

For the three- and six-month periods ended June 30, 2020 the Company recognized $17,000 and $34,000, respectively, in compensation expense related to the stock option plan. At June 30, 2020, there was $192,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.3 years. For the three- and six-month periods ended June 30, 2019, the Company recognized no compensation expense related to the stock option plan as the amount of compensation cost determined under FASB Accounting Standards Codification (“ASC”) Topic 718 was insignificant.

A summary of the activity for the Company’s nonvested restricted shares as of June 30, 2020 and changes during the six-month period then ended is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	22,553	$13.32
Granted	-	-
Vested	(47)	5.00
Forfeited	-	-

Nonvested at end of period	22,506	$13.34

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2020, unrecognized compensation expense related to nonvested restricted shares was $256,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.3 years.

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At June 30, 2020, no awards of stock options or restricted stock have been granted under the 2019 Plan.

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

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2020 and December 31, 2019. The Company had no liabilities measured at fair value as of June 30, 2020 and December 31, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2020

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$5,657	$-	$5,657
Agency CMO	-	10,939	-	10,939
Municipal obligations	-	50,952	-	50,952
Total securities available for sale	$-	$67,548	$-	$67,548

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,496	$1,496
Commercial real estate	-	-	581	581
Commercial business	-	-	379	379
Total impaired loans	$-	$-	$2,456	$2,456

Real estate held for sale	$-	$-	$135	$135

December 31, 2019

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$-	$9,770	$-	$9,770
Agency CMO	-	10,712	-	10,712
Municipal obligations	-	37,935	-	37,935
Total securities available for sale	$-	$58,417	$-	$58,417

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$-	$-	$1,406	$1,406
Commercial real estate	-	-	581	581
Commercial business	-	-	378	378
Total impaired loans	$-	$-	$2,365	$2,365

Real estate held for sale	$-	$-	$135	$135

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

Impaired loans are carried at the present value of estimated future cash flows using the loan's effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both June 30, 2020 and December 31, 2019, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company recognized an increase in the allowance for loan losses allocated to impaired loans of $3,000 and a reduction of $2,000 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized an increase in the allowance for loan losses allocated to impaired loans of $3,000 and a reduction of $16,000 for the six months ended June 30, 2020 and 2019, respectively.

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Real Estate Held for Sale.  Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At both June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company did not recognize any charges to write down real estate held for sale during both the three and six months ended June 30, 2020 and 2019.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three and six months ended June 30, 2020 and 2019. There were no transfers into or out of the Company’s Level 3 financial assets for the three- and six-month periods ended June 30, 2020 and 2019.

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

		Fair Value Measurements Using
	Carrying
	Value	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2020

Financial assets:
Cash and cash equivalents	$22,541	$22,541	$-	$-
Securities available for sale	67,548	-	67,548	-
Securities held to maturity	36	-	36	-
Loans, net	119,480	-	-	126,645
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	992	-	992	-

Financial liabilities:
Deposits	155,472	-	-	156,073
Advance from FHLB	10,000	-	10,470	-
Accrued interest payable	15	-	15	-

December 31, 2019

Financial assets:
Cash and cash equivalents	$18,817	$18,817	$-	$-
Securities available for sale	58,417	-	58,417	-
Securities held to maturity	42	-	42	-
Loans, net	123,272	-	-	126,187
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	865	-	865	-

Financial liabilities:
Deposits	146,969	-	-	146,831
Advance from FHLB	10,000	-	10,080	-
Accrued interest payable	7	-	7	-

MID-SOUTHERN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)

Service charges on deposit accounts	$33	$91	$82	$167
ATM transaction and point-of-sale interchange fees	111	98	202	187
Other income	16	7	30	16
Revenue from contracts with customers	160	196	314	370

Net gains on investments	104	7	104	7
Increase in cash surrender value of life insurance	17	18	34	36
Other income	2	2	3	3
Other noninterest income	123	27	141	46

Total noninterest income	$283	$223	$455	$416

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

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the original effective date of the guidance was for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In November 2019, the FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application of the amendments in the ASU is permitted. In June 2020, the FASB issued ASU 2020-05 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application of the amendments in the ASU continues to be permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. This ASU amended the new leases standard to reinstate the exception in Leases (Topic 842) for lessors that are not manufacturers or dealers in regards to determining the fair value of the underlying assets. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset unless a significant lapse of time occurs between the acquisition of the underlying asset and lease commencement, in which case, those lessors will be required to apply the definition of fair value (exit price) in Fair Value Measurements and Disclosures (Topic 820).

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

Our commercial and banking products are offered primarily in Indiana, where municipal and state-wide responses to the pandemic have led to a broad curtailment of economic activity beginning in March 2020. On May 1, 2020, Governor Eric J. Holcomb announced a five-phase plan to gradually ease restrictions with the goal of allowing nearly all activities to resume by July 4, 2020. On July 16, 2020, Governor Holcomb announced a pause in the reopening plan for at least two weeks due to a growing number of infections in the state. Under the current restrictions, social gatherings are limited to 250 people, retailers are allowed to open to 100% capacity and restaurants are limited to 75% capacity. Most other entities, including bars and nightclubs, cultural, entertainment and tourist sites are limited to 50% capacity. On July 23, 2020, Governor Holcomb issued an executive order mandating face masks in all public areas.

As a result of the economic contraction, according to the Indian Department of Workforce Development, unemployment levels in Indiana have increased considerably, with the state-wide seasonally-adjusted unemployment rate increasing to 11.2% as of June 2020 from 3.3% in June 2019. The combined non-seasonally-adjusted unemployment rates in Washington, Lawrence and Orange counties (comprising a majority of our market area), are higher than the state average. The number of new unemployment claims throughout the state for the first twenty-six weeks of 2020 totaled 876,107 versus a total 69,368 claims for the same period in 2019. While the social and economic impacts from COVID-19 have been concentrated in large metropolitan areas, we anticipate experiencing similar effects in smaller communities like in our market area.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

•	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.

•
On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. Through June 30, 2020, the Bank has issued 23 loans under the PPP totaling $397,000 with five additional PPP loans totaling $66,000 pending. The deadline for PPP loan applications to the SBA was extended to August 8, 2020. The Bank continued to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.

•
In addition, the CARES Act and related bank agency regulatory guidance provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Through June 30, the Bank has modified 87 loans related to the COVID-19 pandemic totaling $17.6 million. Most modifications allow deferral of principal and interest payments for 90 days. Five of these loans totaling $277,000 are pre-existing TDRs. In addition to the loans with deferred principal and interest payments as part of the CARES Act, one loan of $1.5 million was a principal-only deferral for a six-month period. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of June 30, 2020. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of June 30, 2020, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

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

We currently expect that the COVID-19 pandemic and related economic developments will have an adverse impact on our business. The extent and duration of the COVID-19 economic impact is difficult to quantify, however we anticipate that our financial condition, capital levels and results of operations could be materially adversely affected. While the ultimate impact of the crisis is difficult to predict, we believe the Company is well-capitalized and has the financial stability to continue to responsibly serve its customers and communities during this unprecedented time.

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

•
While we opened the lobbies of all of our branches to customer activity on May 13, 2020, per Governor’s Holcomb’s executive orders, customers are required to wear face masks, and we have installed signage, stanchions and ropes to encourage social distancing, cleaning and other protocols in order to mitigate risk. Our pandemic protocols are continually evaluated and updated based upon the most-recent recommendations from federal, state and local health officials.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets increased $9.1 million, or 4.4%, to $217.5 million at June 30, 2020 from $208.4 million at December 31, 2019.

Cash and Cash Equivalents.  Cash and cash equivalents increased $3.7 million, or 19.8%, to $22.5 million at June 30, 2020 from $18.8 million at December 31, 2019 due primarily to a decrease in loans receivable, the net effect of activity on available for sale securities, and an increase in deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. Net loans receivable decreased $3.8 million, or 3.1%, to $119.5 million at June 30, 2020 from $123.3 million at December 31, 2019. The decrease in net loans receivable was due primarily to decreases in one-to-four family residential and multi-family residential loans. We anticipate the COVID-19 pandemic could have an adverse impact on our future loan originations other than our participation in government-sponsored loan programs.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale increased $9.1 million, or 15.6%, to $67.5 million at June 30, 2020 from $58.4 million at December 31, 2019. The increase was due primarily to purchases of $14.2 million of municipal obligations and $2.1 million of federal agency mortgage-backed securities and a $1.8 million increase in the gross unrealized gain in the portfolio, partially offset by $3.0 million in principal collections on federal agency mortgage-backed securities, $1.3 million in maturities of municipal obligations and the sale of $3.2 million of federal agency mortgage-backed securities and $1.3 million of municipal obligations.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $6,000, or 14.3%, to $36,000 at June 30, 2020 from $42,000 at December 31, 2019 due primarily to principal repayments of mortgage-backed securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $8.5 million, or 5.8%, to $155.5 million at June 30, 2020 from $147.0 million at December 31, 2019.

 Borrowings.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%.

Stockholders’ Equity.  Stockholders’ equity increased $128,000 to $50.9 million at June 30, 2020 from $50.8 million at December 31, 2019. The increase was due primarily to the $1.3 million increase in accumulated other comprehensive income, net of tax, due primarily to increases in the fair market value of our available-for-sale investments and net income of $727,000 for the six months ended June 30, 2020. These increases were partially offset by our purchase of 155,530 treasury shares at an average cost per share of $12.08 or $1.9 million in total.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Net Income.  Net income was $342,000 ($0.10 per common share diluted) for the three months ended June 30, 2020, compared to net income of $297,000 ($0.09 per common share diluted) for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income was $727,000 ($0.22 per common share diluted) compared to $659,000 ($0.20 per common share diluted) for the same period in 2019. The primary reason for the increase in net income between the periods was increased noninterest income and decreased noninterest expenses partially offset by decreased net interest income.

Net Interest Income.  Net interest income after provision for loan losses decreased $214,000, or 12.2%, to $1.5 million for the three months ended June 30, 2020 compared to $1.8 million for the three months ended June 30, 2019 due primarily to a decrease in the interest rate spread.

Total interest income decreased $155,000, or 7.9%, to $1.8 million for the three months ended June 30, 2020 compared to $2.0 million for the three months ended June 30, 2019. The decrease resulted from a decrease in the yield earned on interest-bearing assets partially offset by an increase in the average balance of interest-earning assets. The average tax equivalent yield on interest-earning assets declined to 3.67% for the quarter ended June 30, 2020 from 4.26% for the quarter ended June 30, 2019, due primarily to a decrease in market interest rates. The average balance of interest-earning assets increased to $200.5 million for the quarter ended June 30, 2020 from $189.0 million for the quarter ended June 30, 2019, due primarily to an increase in interest-bearing deposits with banks and an increase in investment securities, partially offset by a decline in loans receivable.

Total interest expense increased $44,000, or 21.5%, to $249,000 for the three months ended June 30, 2020 compared to $205,000 for the three months ended June 30, 2019 due to an increase in both the average balance and cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.70% for the quarter ended June 30, 2020 from 0.63% for the same period in 2019. The average balance of interest-bearing liabilities increased to $142.0 million for the quarter ended June 30, 2020 from $130.4 million for the same period in 2019. The average cost of deposits decreased slightly to 0.62% for the quarter ended June 30, 2020 from 0.63% for the same period in 2019. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 2.97% from 3.63% and the net interest margin decreased to 3.19% from 3.83% for the quarters ended June 30, 2020 and 2019, respectively.

Net interest income after provision for loan losses decreased $400,000, or 11.2%, to $3.2 million for the six months ended June 30, 2020 compared to $3.6 million for the six months ended June 30, 2019 due primarily to a decrease in the interest rate spread.

Total interest income decreased $207,000, or 5.2%, to $3.7 million for the six months ended June 30, 2020 compared to $4.0 million for the six months ended June 30, 2019. The decrease resulted from a decrease in the yield earned on interest-bearing assets partially offset by an increase in the average balance of interest-earning assets. The average tax equivalent yield on interest-earning assets declined to 3.83% for the six months ended June 30, 2020 from 4.24% for the for the same period in 2019, due primarily to a decrease in market interest rates. The average balance of interest-earning assets increased to $202.7 million for the six months ended June 30, 2020 from $190.6 million for the six months ended June 30, 2019, due primarily to an increase in interest-bearing deposits with banks and an increase in investment securities, partially offset by a decline in loans receivable.

Total interest expense increased $121,000, or 30.9%, to $512,000 for the six months ended June 30, 2020 compared to $391,000 for the six months ended June 30, 2019 due to an increase in both the average balance and cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.73% for the six months ended June 30, 2020 from 0.60% for the same period in 2019. The average balance of interest-bearing liabilities increased to $140.5 million for the six months ended June 30, 2020 from $130.8 million for the same period in 2019. The average cost of deposits increased to 0.65% for the six months ended June 30, 2020 from 0.60% for the same period in 2019. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 3.10% from 3.64% and the net interest margin decreased to 3.32% from 3.83% for the six months ended June 30, 2020 and 2019, respectively. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Provision for Loan Losses.  Non-performing loans increased to $1.5 million, at June 30, 2020 compared to $1.2 million at December 31, 2019, or 1.2% and 0.9% of total loans, respectively. At June 30, 2020, $1.1 million or 72.3% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses”, and due primarily to forecasted probable loan losses reflecting the worsening impact of the COVID-19 pandemic on the economy, the Company recorded a $15,000 provision for loan losses for the three months ended June 30, 2020, compared to no provision for the same period of 2019. For the six months ended June 30, 2020, the Company recorded a $72,000 provision for loan losses while it made no provision for loan losses for the same period of 2019. We believe the provision for loan losses could increase in future periods based on the possibility of increased loan delinquencies and defaults as a result of the COVID-19 pandemic.

Noninterest Income.  Noninterest income increased $60,000, or 26.9%, for the quarter ended June 30, 2020 as compared to the same period in 2019, due primarily to an increase of $97,000 in net gains on sales of securities available for sale and a $13,000 increase in ATM and debit card fee income, partially offset by a $58,000 decrease in deposit account service charges related to overdraft fees reflecting a change in customer spending habits due to COVID-19.

Noninterest income increased $39,000, or 9.4%, for the six months ended June 30, 2020 as compared to the same period in 2019, due primarily to an increase of $97,000 in net gains on sales of securities available for sale and a $15,000 increase in ATM and debit card fee income, partially offset by an $85,000 decrease in deposit account service charges related to overdraft fees.

Noninterest Expense.  Noninterest expense decreased $192,000, or 11.7%, for the quarter ended June 30, 2020 as compared to the same period in 2019. This decrease was due primarily to decreases in data processing expenses of $208,000 and other expenses of $18,000, partially offset by an increase of $30,000 in directors’ compensation expense. Data processing expenses decreased due primarily to lower data processing fees of $109,000 and $101,000 of contract termination expenses recognized in the second quarter of last year related to the Bank’s core processing system conversion which was completed in the fourth quarter of 2019. The increase in directors’ compensation expense is due primarily to the recognition of $30,000 of stock compensation expense recognized for the quarter ended June 30, 2020, as compared to no stock compensation expense recognized for the same period in 2019.

Noninterest expense decreased $406,000, or 12.7%, for the six months ended June 30, 2020 as compared to the same period in 2019. This decrease was due primarily to decreases in data processing expenses of $394,000 and other expenses of $56,000, partially offset by an increase of $60,000 in directors’ compensation expense. Data processing expenses decreased due primarily to lower data processing fees of $213,000 and $197,000 of contract termination expenses recognized during the first six months of 2019 related to the Bank’s core processing system conversion which was completed in the fourth quarter of 2019. The increase in directors’ compensation expense is due primarily to the recognition of $60,000 of stock compensation expense recognized for the six months ended June 30, 2020, as compared to no stock compensation expense recognized for the same period in 2019.

Income Tax Expense.  Income tax expense decreased $7,000 for the quarter ended June 30, 2020 as compared to the same period in 2019 resulting from a reduction in our effective tax rate to 8.8% for 2020 compared to 11.9% for 2019. The decrease in the effective tax rate is due primarily to increased tax-exempt investment income proportionate to pre-tax income.

Income tax expense decreased $23,000 for the six months ended June 30, 2020 as compared to the same period in 2019 resulting from a reduction in our effective tax rate to 10.5% for 2020 compared to 14.1% for 2019. The decrease in the effective tax rate is due primarily to increased tax-exempt investment income proportionate to pre-tax income.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At June 30, 2020, we had $90.1 million in cash and investment securities available for sale generally available for its cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We believe that the recent COVID-19 pandemic could place potential stresses on our liquidity management. As our customers manage their liquidity issues, we could experience an increase in the utilization of existing lines of credit and or deposit outflows. We continually monitor our liquidity for signs of stress resulting from the COVID-19 pandemic and will respond consistent with our asset/liability objectives.

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $9.9 million at June 30, 2020.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2020, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $14.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2020, totaled $30.2 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

    The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at June 30, 2020, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

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

At June 30, 2020, the Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 17.9%. At December 31, 2019, the Company had a total capital to risk weighted assets ratio of 33.4%, Tier 1 capital and common equity Tier 1 capital to risk weighted assets ratios of 32.2% and a Tier 1 capital to average adjusted total assets ratio of 17.9%.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2020, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three and six months ended June 30, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2019 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through June 30, 2020.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 26, 2020. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers at all of our branch locations with drive-thru access also available. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

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

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Paycheck Protection Program or PPP, deposit availability, market interest rates and could negatively impact many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted Federal Funds Rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

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

As of June 30, 2020, we hold and service a portfolio of 23 PPP loans with a total balance of $397,000. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 or CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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

MID-SOUTHERN BANCORP, INC.
PART II
OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)                    Not applicable
(b)                    Not applicable

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs

April 1, 2020 through April 30, 2020	31,200	$11.55	31,200	90,760
May 1, 2020 through May 31, 2020	76,600	$12.13	76,600	185,160
June 1, 2020 through June 30, 2020	29,830	$12.85	29,830	155,330

Total	137,630	$12.15	137,630

In July 2019, the Company adopted a stock repurchase program implemented through Rule 10b5-1 repurchase programs, under which the Company was approved to repurchase up to 178,260 shares of its common stock, or approximately 5% of the outstanding shares at that time. In June 2020, the Company fulfilled its program announced in July 2019, purchasing 178,260 shares of its common stock over the span of the program and paid an average price per share of $12.19. From April 1, 2020 through June 4, 2020, the date on which the repurchase program concluded, the Company repurchased 121,960 shares and paid an average price per share of $12.07.

In May 2020, the Company announced a new stock repurchase program implemented through a Rule 10b5-1 repurchase program, under which the Company was approved to repurchase up to 171,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. From June 5, 2020, the date on which this new repurchase program commenced, through June 30, 2020, the Company repurchased 15,670 shares and paid an average price per share of $12.84 under this plan.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MID-SOUTHERN BANCORP, INC. (Registrant)

Dated August 13, 2020	BY: /s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer (Principal Executive Officer)

Dated August 13, 2020	BY: /s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer (Principal Financial and Accounting Officer)