Form 10-Q
period 2020-09-30
Mid-Southern Bancorp, Inc.
filed 2020-11-13
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

⌧  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ◻	Non-Accelerated Filer ⌧

	Smaller Reporting Company ⌧	Emerging Growth Company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻   No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 5, 2020, there were 3,174,657 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$1,944	$1,577
Interest-bearing deposits with banks	13,520	17,240
Cash and cash equivalents	15,464	18,817

Securities available for sale, at fair value	79,712	58,417
Securities held to maturity	32	42

Loans, net	115,267	123,272

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	99	135
Premises and equipment	1,822	1,874
Accrued interest receivable:
Loans	388	410
Securities	459	455
Cash value of life insurance	3,847	3,794
Other assets	413	442

Total Assets	$218,281	$208,436

LIABILITIES
Deposits:
Noninterest-bearing	$22,287	$17,796
Interest-bearing	136,221	129,173
Total deposits	158,508	146,969

Advance from Federal Home Loan Bank	10,000	10,000

Accrued interest payable	9	7
Accrued expenses and other liabilities	918	647
Total Liabilities	169,435	157,623

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 3,214,168 shares outstanding (3,557,728 in 2019)	36	36
Additional paid-in-capital	30,487	30,415
Retained earnings, substantially restricted	22,159	21,363
Accumulated other comprehensive income	2,545	1,281
Unearned ESOP shares	(1,805)	(1,883)
Unearned stock compensation plan	(235)	(300)
Treasury stock, at cost - 351,262 shares (7,702 in 2019)	(4,341)	(99)
Total Stockholders’ Equity	48,846	50,813

Total Liabilities and Stockholders’ Equity	$218,281	$208,436

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$1,354	$1,529	$4,203	$4,612
Investment securities:
Mortgage-backed securities	97	130	306	418
Municipal tax exempt	312	174	794	503
Other debt securities	62	68	196	206
Federal Home Loan Bank dividends	5	11	20	34
Interest-bearing deposits with banks and time deposits	3	115	58	205
Total interest income	1,833	2,027	5,577	5,978

INTEREST EXPENSE
Deposits	183	221	607	612
Borrowings	43	46	131	46
Total interest expense	226	267	738	658

Net interest income	1,607	1,760	4,839	5,320

Provision for loan losses	30	6	102	6
Net interest income after provision for loan losses	1,577	1,754	4,737	5,314

NONINTEREST INCOME
Deposit account service charges	45	86	127	253
Net gain on sales of securities available for sale	—	—	104	7
Increase in cash value of life insurance	17	18	51	54
ATM and debit card fee income	110	102	312	289
Other income	30	9	63	28
Total noninterest income	202	215	657	631

NONINTEREST EXPENSE
Compensation and benefits	882	788	2,478	2,362
Occupancy and equipment	124	109	340	308
Data processing	80	414	283	1,011
Professional fees	145	166	440	487
Impairment loss on real estate held for sale	37	104	37	104
Directors' compensation	71	41	223	133
Stockholders' meeting expense	17	45	44	73
Supervisory examinations	15	17	47	52
Deposit insurance premiums	13	8	13	33
Other expenses	142	196	424	534
Total noninterest expense	1,526	1,888	4,329	5,097

Income before income taxes	253	81	1,065	848

Income tax expense (benefit)	(11)	(24)	74	84

Net Income	$264	$105	$991	$764

Earnings per common share:
Basic	$0.09	$0.03	$0.31	$0.23
Diluted	$0.09	$0.03	$0.31	$0.23

See accompany Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$264	$105	$991	$764

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	(12)	426	1,786	2,259
Income tax benefit (expense)	3	(106)	(444)	(561)
Net of tax amount	(9)	320	1,342	1,698

Reclassification adjustment for realized gains included in net income during the period	—	—	104	7
Income tax expense	—	—	(26)	(2)
Net of tax amount	—	—	78	5

Other Comprehensive Income (Loss), net of tax	(9)	320	1,264	1,693

Total Comprehensive Income	$255	$425	$2,255	$2,457

See accompany Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total
Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	—	—	362	—	—	—	—	362
Other comprehensive income	—	—	—	441	—	—	—	441
Cash dividends ($0.02 per share)	—	—	(67)	—	—	—	—	(67)
ESOP shares committed to be released	—	7	—	—	26	—	—	33

Balances at March 31, 2019	$36	$30,309	$20,967	$275	$(1,971)	$(1)	$(3)	$49,612

Net income	—	—	297	—	—	—	—	297
Other comprehensive income	—	—	—	932	—	—	—	932
Cash dividends ($0.02 per share)	—	—	(67)	—	—	—	—	(67)
ESOP shares committed to be released	—	6	—	—	26	—	—	32

Balances at June 30, 2019	$36	$30,315	$21,197	$1,207	$(1,945)	$(1)	$(3)	$50,806

Net income	—	—	105	—	—	—	—	105
Other comprehensive income	—	—	—	320	—	—	—	320
Cash dividends ($0.02 per share)	—	—	(68)	—	—	—	—	(68)
ESOP shares committed to be released	—	7	—	—	26	—	—	33
Purchase of 24,100 treasury shares	—	—	—	—	—	—	(307)	(307)

Balances at September 30, 2019	$36	$30,322	$21,234	$1,527	$(1,919)	$(1)	$(310)	$50,889

Balances at January 1, 2020	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	—	—	385	—	—	—	—	385
Other comprehensive loss	—	—	—	(1,487)	—	—	—	(1,487)
Cash dividends ($0.02 per share)	—	—	(67)	—	—	—	—	(67)
ESOP shares committed to be released	—	7	—	—	26	—	—	33
Purchase of 17,900 treasury shares	—	—	—	—	—	—	(206)	(206)
Stock compensation expense	—	18	—	—	—	22	—	40

Balances at March 31, 2020	$36	$30,440	$21,681	$(206)	$(1,857)	$(278)	$(305)	$49,511

Net income	—	—	342	—	—	—	—	342
Other comprehensive income	—	—	—	2,760	—	—	—	2,760
Cash dividends ($0.02 per share)	—	—	(66)	—	—	—	—	(66)
ESOP shares committed to be released	—	7	—	—	26	—	—	33
Purchase of 137,630 treasury shares	—	—	—	—	—	—	(1,677)	(1,677)
Stock compensation expense	—	16	—	—	—	22	—	38

Balances at June 30, 2020	$36	$30,463	$21,957	$2,554	$(1,831)	$(256)	$(1,982)	$50,941

Net income	—	—	264	—	—	—	—	264
Other comprehensive loss	—	—	—	(9)	—	—	—	(9)
Cash dividends ($0.02 per share)	—	—	(62)	—	—	—	—	(62)
ESOP shares committed to be released	—	6	—	—	26	—	—	32
Purchase of 188,030 treasury shares	—	—	—	—	—	—	(2,359)	(2,359)
Stock compensation expense	—	18	—	—	—	21	—	39

Balances at September 30, 2020	$36	$30,487	$22,159	$2,545	$(1,805)	$(235)	$(4,341)	$48,846

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$991	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	175	143
Provision for loan losses	102	6
Stock compensation expense	117	—
Depreciation expense	117	81
ESOP compensation expense	98	98
Impairment loss on real estate held for sale	37	104
Deferred income taxes	(40)	(18)
Increase in cash value of life insurance	(51)	(54)
Net gain on sales of securities available for sale	(104)	(7)
Decrease in accrued interest receivable	18	92
Increase in accrued interest payable	2	—
Net change in other assets and liabilities	(127)	(7)
Net Cash Provided By Operating Activities	1,335	1,202

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(30,593)	(8,636)
Principal collected on mortgage-backed securities available for sale	4,881	5,685
Proceeds from maturities of securities available for sale	1,505	506
Proceeds from sales of securities available for sale	4,525	278
Principal collected on mortgage-backed securities held to maturity	10	11
Proceeds from maturities of securities held to maturity	—	45
Net decrease in loans receivable	7,903	2,082
Purchase of premises and equipment	(19)	(31)
Investment in cash value of life insurance	(2)	(3)
Net Cash Used In Investing Activities	(11,790)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,539	(3,452)
Advances from Federal Home Loan Bank	—	10,000
Purchase of treasury stock	(4,242)	(307)
Cash dividends paid	(195)	(202)
Net Cash Provided By Financing Activities	7,102	6,039

Net Increase (Decrease) in Cash and Cash Equivalents	(3,353)	7,178

Cash and cash equivalents at beginning of year	18,817	12,700

Cash and Cash Equivalents at End of Period	$15,464	$19,878

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$736	$658
Net tax payments (refunds)	74	(43)

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Presentation of Interim Information

Mid-Southern Bancorp, Inc., (the "Company") was incorporated in January 2018 and became the holding company for Mid-Southern Savings Bank, FSB (the "Bank"), on July 11, 2018, upon the completion of the Bank’s conversion from the mutual holding company ownership structure and the Company’s related public stock offering. Please see Note 2 – Conversion and Stock Issuance for more information.

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020 ("2019 Form 10-K").

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

On April 5, 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

2.           Conversion and Stock Issuance

The Company, an Indiana corporation, was organized by Mid-Southern, M.H.C. (the “MHC") and the Bank in connection with the MHC’s plan of conversion from mutual to stock form of ownership (the "Conversion"). Upon consummation of the Conversion, which occurred on July 11, 2018, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank’s common stock.

In connection with the Conversion, the Company sold a total of 2,559,871 shares of common stock in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank’s employee stock ownership plan ("ESOP") funded by a loan from the Company (see Note 6 of the Notes to Consolidated Financial Statements). All shares were sold at a purchase price of $10.00 per share. Costs to complete the stock offering were deducted from the gross proceeds of the offering.

Proceeds from the offering, net of $1.2 million in expenses, totaled $24.4 million. The Company used $2.0 million of the net proceeds to fund the ESOP and made a $10.2 million capital contribution to the Bank. In addition, concurrent with the offering, each share of Bank common stock owned by public stockholders was exchanged

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares. As a result of the offering, exchange and cash in lieu of fractional shares, the Company issued 3,565,430 shares.

The Company has established a liquidation account in an amount equal to the MHC’s ownership interest in the stockholders’ equity of the Bank as reflected in the latest consolidated balance sheet contained in the final prospectus plus the value of the net assets of the MHC as reflected in the latest balance sheet of the MHC prior to the effective date of the conversion (excluding its ownership of Bank common stock). The liquidation account will be maintained for the benefit of eligible account holders who maintain deposit accounts with the Bank after conversion.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment securities at September 30, 2020 and December 31, 2019 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
Securities available for sale:
Mortgage-backed securities:
Agency MBS	$7,250	$128	$—	$7,378
Agency CMO	16,068	228	42	16,254
	23,318	356	42	23,632

Other debt securities:
Municipal obligations	53,007	3,143	70	56,080

Total securities available for sale	$76,325	$3,499	$112	$79,712

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$32	$—	$—	$32

Total securities held to maturity	$32	$—	$—	$32

December 31, 2019

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,803	$3	$36	$9,770
Agency CMO	10,520	209	17	10,712
	20,323	212	53	20,482

Other debt securities:
Municipal obligations	36,390	1,649	104	37,935

Total securities available for sale	$56,713	$1,861	$157	$58,417

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$42	$—	$—	$42

Total securities held to maturity	$42	$—	$—	$42

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities as of September 30, 2020, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,185	4,341	—	—
Due after five years through ten years	6,961	7,595	—	—
Due after ten years	41,861	44,144	—	—
	53,007	56,080	—	—
MBS and CMO	23,318	23,632	32	32

	$76,325	$79,712	$32	$32

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At September 30, 2020, the Company did not have any securities in a continuous loss position for more than 12 months.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
September 30, 2020	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	5	$7,975	$42
Municipal obligations	4	3,560	70
Total less than 12 months	9	11,535	112

Total securities available for sale	9	$11,535	$112

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

At September 30, 2020, the debt securities available for sale in a loss position had depreciated approximately 0.96% from the amortized cost basis. All of the debt securities in a loss position at September 30, 2020 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Additional deterioration in market and economic conditions related to the recent Coronavirus Disease 2019 (“COVID-19”) pandemic, may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

There were no securities sales during the three-month period ended September 30, 2020. During the nine-month period ended September 30, 2020, the Company realized gross gains of $111,000 on the sale of available for sale MBS and municipal obligations and gross losses of $7,000 on the sale of available for sale municipal obligations. There were no securities sales during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, the Company realized a gross gain of $7,000 on the sale of an available for sale municipal security.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

balance of a particular portfolio segment, in which case an adjustment is determined by management. The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

Management’s determination of the allowance for loan losses considers changes and trends in the following qualitative loss factors:  lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and management experience, national and local economic conditions, new loan trends, past due and nonaccrual loans, loan reviews, collateral values, credit concentrations and other internal and external factors such as competition, legal and regulatory changes. Each loan pool’s historical loss rate is adjusted based on positive or negative changes in the qualitative loss factor. This adjustment is what determines the adjusted loss rate used in management’s allowance for loan loss adequacy calculation.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on loans individually evaluated for impairment. Partial charge-offs on nonperforming and impaired loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for loan losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for loan losses because they are estimates and the outcome of the loan relationship is undetermined. At September 30, 2020, the Company had seven loans for which partial charge-offs in the aggregate of $158,000 had been recorded.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2020 and December 31, 2019, there were no loans secured by residential real estate property for which formal foreclosure proceedings were in process.

Loans at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Real estate mortgage loans:
One-to-four family residential	$67,468	$71,606
Multi-family residential	8,613	9,260
Residential construction	689	367
Commercial real estate	29,232	32,311
Commercial real estate construction	3,244	2,867
Commercial business loans	6,162	6,456
Consumer loans	1,445	1,875
Total loans	116,853	124,742

Deferred loan origination fees and costs, net	(4)	28
Allowance for loan losses	(1,582)	(1,498)

Loans, net	$115,267	$123,272

The following table provides the components of the Company’s recorded investment in loans at September 30, 2020:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$67,468	$8,613	$3,933	$29,232	$6,162	$1,445	$116,853

Accrued interest receivable	208	32	10	117	16	5	388

Net deferred loan fees/costs	5	(6)	(32)	(12)	6	35	(4)

Recorded investment in loans	$67,681	$8,639	$3,911	$29,337	$6,184	$1,485	$117,237

Recorded Investment in Loans as Evaluated for Impairments:
Individually evaluated for impairment	$1,497	$—	$—	$610	$396	$—	$2,503

Collectively evaluated for impairment	66,184	8,639	3,911	28,727	5,788	1,485	114,734

Ending balance	$67,681	$8,639	$3,911	$29,337	$6,184	$1,485	$117,237

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$71,606	$9,260	$3,234	$32,311	$6,456	$1,875	$124,742

Accrued interest receivable	254	25	11	88	26	6	410

Net deferred loan fees/costs	23	(11)	(36)	(6)	10	48	28

Recorded investment in loans	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

Recorded Investment in Loans as Evaluated for Impairments:
Individually evaluated for impairment	$1,431	$—	$—	$600	$412	$—	$2,443

Collectively evaluated for impairment	70,452	9,274	3,209	31,793	6,080	1,929	122,737

Ending balance	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

An analysis of the allowance for loan losses as of September 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$24	$—	$—	$25	$28	$—	$77

Collectively evaluated for impairment	968	101	53	304	55	24	1,505

Ending balance	$992	$101	$53	$329	$83	$24	$1,582

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2019 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$25	$—	$—	$19	$34	$—	$78

Collectively evaluated for impairment	930	83	44	270	68	25	1,420

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$984	$94	$50	$320	$83	$25	$1,556
Provisions	9	7	3	9	—	2	30
Charge-offs	(2)	—	—	—	—	(4)	(6)
Recoveries	1	—	—	—	—	1	2

Ending balance	$992	$101	$53	$329	$83	$24	$1,582

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$955	$83	$44	$289	$102	$25	$1,498
Provisions	48	18	9	40	(19)	6	102
Charge-offs	(14)	—	—	—	—	(14)	(28)
Recoveries	3	—	—	—	—	7	10

Ending balance	$992	$101	$53	$329	$83	$24	$1,582

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2019 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$952	$86	$30	$296	$98	$26	$1,488
Provisions	(15)	1	1	8	1	10	6
Charge-offs	—	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—	—	—

Ending balance	$937	$87	$31	$304	$99	$30	$1,488

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2019 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(57)	28	(17)	45	1	6	6
Charge-offs	(32)	—	—	—	—	(12)	(44)
Recoveries	14	—	—	—	—	8	22

Ending balance	$937	$87	$31	$304	$99	$30	$1,488

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans as of September 30, 2020 and for the three and nine months ended September 30, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and nine-month periods ended September 30, 2020.

				Three Months Ended		Nine Months Ended
	At September 30, 2020			September 30, 2020		September 30, 2020
	Unpaid			Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,244	$1,338	$—	$1,255	$1	$1,188	$4
Commercial real estate	273	259	—	281	—	262	—
Commercial business	21	22	—	22	—	27	1
	$1,538	$1,619	$—	$1,558	$1	$1,477	$5

Loans with an allowance recorded:
One-to-four family residential	$253	$279	$24	$253	$2	$256	$5
Commercial real estate	337	348	25	328	5	345	13
Commercial business	375	394	28	380	5	378	15
	$965	$1,021	$77	$961	$12	$979	$33

Total:
One-to-four family residential	$1,497	$1,617	$24	$1,508	$3	$1,444	$9
Commercial real estate	610	607	25	609	5	607	13
Commercial business	396	416	28	402	5	405	16
	$2,503	$2,640	$77	$2,519	$13	$2,456	$38

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans for the three- and nine-month periods ended September 30, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and nine-month periods ended September 30, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,258	$2	$1,341	$18
Commercial real estate	350	1	368	3
Commercial business	38	1	43	2
Consumer	1	—	1	—
	$1,647	$4	$1,753	$23

Loans with an allowance recorded:
One-to-four family residential	$261	$3	$358	$8
Commercial real estate	296	4	325	13
Commercial business	395	6	405	18
Consumer	—	—	—	—
	$952	$13	$1,088	$39

Total:
One-to-four family residential	$1,519	$5	$1,699	$26
Commercial real estate	646	5	693	16
Commercial business	433	7	448	20
Consumer	1	—	1	—
	$2,599	$17	$2,841	$62

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans as of December 31, 2019:

	At December 31, 2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,172	$1,457	$—
Commercial real estate	235	389	—
Commercial business	32	32	—
	$1,439	$1,878	$—

Loans with an allowance recorded:
One-to-four family residential	$259	$284	$25
Commercial real estate	365	364	19
Commercial business	380	426	34
	$1,004	$1,074	$78

Total:
One-to-four family residential	$1,431	$1,741	$25
Commercial real estate	600	753	19
Commercial business	412	458	34
	$2,443	$2,952	$78

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2020 and December 31, 2019:

	At September 30, 2020			At December 31, 2019
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
One-to-four family residential	$1,166	$—	$1,166	$947	$—	$947
Commercial real estate	273	—	273	235	—	235

Total	$1,439	$—	$1,439	$1,182	$—	$1,182

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the aging of the recorded investment in loans at September 30, 2020 and December 31, 2019:

			Over
	30‑59 Days	60‑89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
September 30, 2020
One-to-four family residential	$624	$409	$65	$1,098	$66,583	$67,681
Multi-family residential	—	—	—	—	8,639	8,639
Construction	—	—	—	—	3,911	3,911
Commercial real estate	2	38	—	40	29,297	29,337
Commercial business	—	—	—	—	6,184	6,184
Consumer	50	—	—	50	1,435	1,485

Total	$676	$447	$65	$1,188	$116,049	$117,237

December 31, 2019
One-to-four family residential	$1,425	$575	$238	$2,238	$69,645	$71,883
Multi-family residential	—	—	—	—	9,274	9,274
Construction	152	—	—	152	3,057	3,209
Commercial real estate	477	134	—	611	31,782	32,393
Commercial business	—	—	—	—	6,492	6,492
Consumer	7	—	—	7	1,922	1,929

Total	$2,061	$709	$238	$3,008	$122,172	$125,180

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
September 30, 2020
Pass	$66,290	$8,639	$3,679	$28,702	$5,788	$1,485	$114,583
Special mention	—	—	232	215	—	—	447
Substandard	1,391	—	—	420	396	—	2,207
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$67,681	$8,639	$3,911	$29,337	$6,184	$1,485	$117,237

December 31, 2019
Pass	$70,611	$9,274	$3,209	$31,949	$6,080	$1,929	$123,052
Special mention	—	—	—	—	—	—	—
Substandard	1,272	—	—	444	412	—	2,128
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

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

At September 30, 2020, the Bank had modified 89 loans with $18.6 million in total principal outstanding and had no pending requests for additional payment relief.

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses

	(In thousands)
One-to-four family residential	$331	$230	$561	$24	$484	$—	484	$25
Commercial real estate	337	178	515	25	365	137	502	19
Commercial business	396	—	396	28	412	—	412	34

Total	$1,064	$408	$1,472	$77	$1,261	$137	$1,398	$78

At both September 30, 2020 and December 31, 2019 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information in regards to TDRs that were restructured during the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance	Contracts	Balance	Balance

	(Dollars in thousands)
One-to-four family residential	2	$81	$81	5	$230	$230
Commercial real estate	—	—	—	1	51	51

Total	2	$81	$81	6	$281	$281

The following table summarizes information in regard to TDRs that were restructured during the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance

	(Dollars in thousands)
Commercial real estate	1	$155	$155

Total	1	$155	$155

There were no TDRs that were restructured during the three months ended September 30, 2019.

For the three-month period ended September 30, 2020, two loans were reclassified as TDRs. For TDRs that were restructured during the nine months ended September 30, 2020, the terms of the modifications included a three-month payment deferral associated with the COVID-19 pandemic. For the TDR that was restructured during the nine months ended September 30, 2019, the terms of modification included an extension of the maturity date.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three- and nine-month periods ended September 30, 2020 and 2019.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three- and nine-month periods ended September 30, 2020 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three- and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$264	$105	$991	$764

Shares:
Weighted average common shares outstanding	3,106,371	3,364,526	3,237,533	3,366,472

Net income per common share, basic	$0.09	$0.03	$0.31	$0.23

Diluted
Earnings:
Net income	$264	$105	$991	$764

Shares:
Weighted average common shares outstanding	3,106,371	3,364,526	3,237,533	3,366,472
Add: Dilutive effect of stock options	1,142	1,298	1,140	1,288
Add: Dilutive effect of restricted stock	2,803	101	984	121

Weighted average common shares outstanding, as adjusted	3,110,316	3,365,925	3,239,657	3,367,881

Net income per common share, Diluted	$0.09	$0.03	$0.31	$0.23

6.           Employee Stock Ownership Plan

In connection with the Conversion, the Bank established a leveraged ESOP for eligible employees of the Company and the Bank. The ESOP trust purchased 204,789 shares of Company common stock at the initial public offering price of $10.00 per share financed by a 20-year term loan with the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced by employer contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are held in a suspense account and allocated to participant accounts as principal and interest payments are made by the ESOP to the Company. Payments of principal and interest are due annually on December 31st, the Company’s fiscal year end.

As shares are committed to be released for allocation to participant accounts from collateral, the Company reports compensation expense equal to the average fair value of shares committed to be released during the year with a

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

corresponding credit to stockholders’ equity and the shares become outstanding for earnings per share computations. The compensation expense is accrued throughout the year.

Compensation expense recognized for the three- and nine-month periods ended September 30, 2020  was $32,000 and $98,000, respectively. Compensation expense recognized for the three- and nine-month periods ended September 30, 2019 was $33,000 and $98,000, respectively. The ESOP trust held 16,498 allocated shares and 188,291 unallocated shares of Company common stock at September 30, 2020. The fair value of the unallocated shares was $2.4 million at September 30, 2020.

7.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of September 30, 2020, on an adjusted basis, awards for stock options totaling 93,488 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under the 2010 Plan as of September 30, 2020, and changes during the nine-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	93,488	$13.17
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	93,488	$13.17	9.1	$15,000

Vested and expected to vest	93,488	$13.17	9.1	$15,000

Exercisable at end of period	23,429	$12.65	8.6	$15,000

For the three- and nine-month periods ended September 30, 2020 the Company recognized $18,000 and $52,000, respectively, in compensation expense related to the stock option plan. At September 30, 2020, there was $175,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 3.0 years. For the three- and nine-month periods ended September 30, 2019, the Company recognized no compensation expense related to the stock option plan as the amount of compensation cost determined under FASB Accounting Standards Codification (“ASC”) Topic 718 was insignificant.

A summary of the activity for the Company’s nonvested restricted shares as of September 30, 2020 and changes during the nine-month period then ended is presented below:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	22,553	$13.32
Granted	—	—
Vested	(47)	5.00
Forfeited	—	—

Nonvested at end of period	22,506	$13.34

At September 30, 2020, unrecognized compensation expense related to nonvested restricted shares was $234,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At September 30, 2020, no awards of stock options or restricted stock have been granted under the 2019 Plan.

8.           Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are described as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a recurring and nonrecurring basis as of September 30, 2020 and December 31, 2019. The Company had no liabilities measured at fair value as of September 30, 2020 and December 31, 2019.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2020

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$7,378	$—	$7,378
Agency CMO	—	16,254	—	16,254
Municipal obligations	—	56,080	—	56,080
Total securities available for sale	$—	$79,712	$—	$79,712

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$1,473	$1,473
Commercial real estate	—	—	585	585
Commercial business	—	—	368	368
Total impaired loans	$—	$—	$2,426	$2,426

Real estate held for sale	$—	$—	$99	$99

December 31, 2019

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$9,770	$—	$9,770
Agency CMO	—	10,712	—	10,712
Municipal obligations	—	37,935	—	37,935
Total securities available for sale	$—	$58,417	$—	$58,417

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$1,406	$1,406
Commercial real estate	—	—	581	581
Commercial business	—	—	378	378
Total impaired loans	$—	$—	$2,365	$2,365

Real estate held for sale	$—	$—	$135	$135

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both September 30, 2020 and December 31, 2019, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $3,000 each for both the three months ended September 30, 2020 and 2019. For the nine-months ended September 30, 2020, the allowance for loan losses allocated to impaired loans remained unchanged, while the Company recognized a reduction of $19,000 for the nine months ended September 30, 2019.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At both September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company recognized charges to write down real estate held for sale of $37,000 during both the three and nine months ended September 30, 2020. The Company recognized charges to write down real estate held for sale of $104,000 during both the three- and nine-month periods ended September 30, 2019.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three and nine months ended September 30, 2020 and 2019.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no transfers into or out of the Company’s Level 3 financial assets for the three- and nine-month periods ended September 30, 2020 and 2019.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2020

Financial assets:
Cash and cash equivalents	$15,464	$15,464	$—	$—
Securities available for sale	79,712	—	79,712	—
Securities held to maturity	32	—	32	—
Loans, net	115,267	—	—	120,548
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	847	—	847	—

Financial liabilities:
Deposits	158,508	—	—	159,015
Advance from FHLB	10,000	—	10,477	—
Accrued interest payable	9	—	9	—

December 31, 2019

Financial assets:
Cash and cash equivalents	$18,817	$18,817	$—	$—
Securities available for sale	58,417	—	58,417	—
Securities held to maturity	42	—	42	—
Loans, net	123,272	—	—	126,187
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	865	—	865	—

Financial liabilities:
Deposits	146,969	—	—	146,831
Advance from FHLB	10,000	—	10,080	—
Accrued interest payable	7	—	7	—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.           Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Service charges on deposit accounts	$45	$86	$127	$253
ATM transaction and point-of-sale interchange fees	110	102	312	289
Other income	29	8	59	24
Revenue from contracts with customers	184	196	498	566

Net gains on investments	—	—	104	7
Increase in cash surrender value of life insurance	17	18	51	54
Other income	1	1	4	4
Other noninterest income	18	19	159	65

Total noninterest income	$202	$215	$657	$631

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition, this ASU amended the new leases standard to clarify the presentation on the statement of cash flows principal payments received under leases for depository and lending institutions for Sales-Type and Direct Financing Leases. Specifically for these entities and leases, all principal payments received under leases will be presented within investing activities on the statement of cash flows. Finally, this ASU amended the new leases standard to explicitly provide an exception to paragraph 250-10-50-3 interim disclosure requirements for an entity electing the transition method of implementation. The amendments have the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements; however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on our regulatory capital ratios.

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, in June 2016. This ASU, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost,

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

regardless of whether the impairment is considered to be other-than-temporary. ASU 2019-05, issued in April 2019, further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC. Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until its evaluation is complete, the magnitude of the increase will be unknown.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The ASU amends the guidance under Subtopic 310-20 to provide that for each reporting period, to the extent that the amortized cost basis of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess (that is, the premium) shall be amortized to the next call date unless the premium of the individual callable debt security is amortized based on consideration of estimated prepayments. The standard will take effect for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted for public entities. For nonpublic business entities the amendments in this ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted for nonpublic business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments of ASU No. 2020-08 do not change the effective dates for ASU No. 2017-08. The adoption of these ASUs is not expected to have a material impact on the Company's consolidated financial statements.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For nonpublic entities this ASU is effective for fiscal years beginning after December 31, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
●	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
●	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;
●	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act and the other risks described from time to time in our filings with the SEC, including our 2019 Form 10-K.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

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

Our commercial and banking products are offered primarily in Indiana, where municipal and state-wide responses to the pandemic have led to a broad curtailment of economic activity beginning in March 2020. On May 1, 2020, Governor Eric J. Holcomb announced a five-phase plan to gradually ease restrictions with the goal of allowing nearly all activities to resume by July 4, 2020. Due to a growing number of infections in the state, Governor Holcomb issued an executive order on July 1, 2020 implementing “Stage 4.5” which continued face mask mandates and limitations on social gatherings to 250 people. On September 26, 2020, the state entered “Stage 5” which removed size limitations for social gatherings and meetings. Restaurants, bars and other indoor and outdoor venues are allowed to open to full capacity, although social distancing and face masks are still required. On October 15, 2020, Governor Holcomb issued an executive order extending the termination of Stage 5 from October 17, 2020 to November 14, 2020.

As a result of the economic contraction, according to the Indiana Department of Workforce Development, unemployment levels in Indiana increased considerably during the pandemic, growing to a maximum state-wide seasonally adjusted rate of 17.5% in April 2020. The state-wide seasonally-adjusted unemployment rate as of September 2020 was 6.2%, compared to 3.2% in September 2019. The combined non-seasonally-adjusted unemployment rates in Washington, Lawrence and Orange counties (comprising a majority of our market area), are slightly below the state average as of September 2020. While the social and economic impacts from COVID-19 have been concentrated in large metropolitan areas, we continue to anticipate experiencing similar effects in smaller communities like in our market area.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.
●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. Through September 30, 2020, the Bank has issued 29 loans under the PPP totaling $474,000. In October 2020, two PPP borrowers with a total principal balance of $22,000 have applied and received approval for forgiveness, and one loan with a principal balance of $21,000 has been classified as a charge-off due to the death of the borrower.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Through September 30, 2020, the Bank has modified 89 loans related to the COVID-19 pandemic with $18.6 million in outstanding principal. Most modifications allow deferral of principal and interest payments for 90 days. Five of these loans totaling $271,000 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of September 30, 2020. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of September 30, 2020, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

We currently expect that the COVID-19 pandemic and related economic developments will have an adverse impact on our business. The extent and duration of the COVID-19 economic impact is difficult to quantify, however our financial condition, capital levels and results of operations could be materially adversely affected. While the ultimate impact of the crisis is difficult to predict, we believe the Company is well-capitalized and has the financial stability to continue to responsibly serve its customers and communities during this unprecedented time.

In response to the pandemic, we have undertaken several actions to address the needs of our employees, our customers and our communities, including the following:

●	We are working with our loan customers who have been negatively impacted by the pandemic and require loan modifications and deferrals.
●	We waived fees for early withdrawals of certificates of deposit by customers due to hardship.
●	We participated as a lender in the PPP through the CARES Act in order to assist our customers and communities.
●	While we opened the lobbies of all of our branches to customer activity on May 13, 2020, per Governor’s Holcomb’s executive orders, customers are still required to wear face masks, and we have installed signage, stanchions and ropes to encourage social distancing and protective shielding in all customer-facing locations. Employees receive temperature checks upon entering the buildings, and we are observing face mask requirements, social distancing, cleaning and other protocols in order to mitigate risk. Our pandemic protocols are continually evaluated and updated based upon the most-recent recommendations from federal, state and local health officials.

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

The general component covers pools of loans, by loan class, including commercial loans not considered impaired, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based on historical loss rates for each of these categories of loans, which are adjusted for qualitative factors. The qualitative factors include:

●	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices;
●	National, regional and local economic and business conditions as well as the condition of various market segments;
●	Nature and volume of the portfolio and terms of the loans;
●	Experience, ability and depth of the lending management and staff;
●	Changes in the value of underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
●	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio;
●	Volume and severity of past due, classified and non-accrual loans, as well as other loan modifications; and
●	Quality of our loan review system and the degree of oversight by our board of directors.

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total assets increased $9.8 million, or 4.7%, to $218.3 million at September 30, 2020 from $208.4 million at December 31, 2019.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $3.3 million, or 17.8%, to $15.5 million at September 30, 2020 from $18.8 million at December 31, 2019 due primarily to the net effect of activity on available for sale securities and the purchase of treasury stock, partially offset by an increase in deposits and a decrease in net loans receivable.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. Net loans receivable decreased $8.0 million, or 6.5%, to $115.3 million at September 30, 2020 from $123.3 million at December 31, 2019. The decrease in net loans receivable was due primarily to decreases in one-to-four family residential, commercial real estate and multi-family residential loans. We anticipate the COVID-19 pandemic could continue to have an adverse impact on our future loan originations.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale increased $21.3 million, or 36.5%, to $79.7 million at September 30, 2020 from $58.4 million at December 31, 2019. The increase was due primarily to purchases of $19.5 million of municipal obligations and $11.1 million of federal agency mortgage-backed securities and a $1.7 million increase in the gross unrealized gain in the portfolio, partially offset by $4.9 million in principal collections on federal agency mortgage-backed securities, $1.5 million in maturities of municipal obligations and the sale of $3.2 million of federal agency mortgage-backed securities and $1.3 million of municipal obligations.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $10,000, or 23.8%, to $32,000 at September 30, 2020 from $42,000 at December 31, 2019 due primarily to principal repayments of mortgage-backed securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $11.5 million, or 7.9%, to $158.5 million at September 30, 2020 from $147.0 million at December 31, 2019.

Borrowings.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%.

Stockholders’ Equity.  Stockholders’ equity decreased $2.0 million to $48.8 million at September 30, 2020 from $50.8 million at December 31, 2019. The decrease was due primarily to our repurchase of 343,560 shares of common stock at an average cost per share of $12.32 or $4.2 million in total. This decrease was partially offset by a $1.3 million increase in accumulated other comprehensive income, net of tax, due primarily to increases in the fair market value of our available-for-sale investments and net income less dividends of $991,000 and $195,000, respectively, for the nine months ended September 30, 2020.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

Net Income.  Net income was $264,000 ($0.09 per common share diluted) for the three months ended September 30, 2020, compared to net income of $105,000 ($0.03 per common share diluted) for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income was $991,000 ($0.31 per common share diluted) compared to $764,000 ($0.23 per common share diluted) for the same period in 2019. The primary reason for the increase in net income between the periods was decreased noninterest expenses partially offset by decreased net interest income.

Net Interest Income.  Net interest income after provision for loan losses decreased $177,000, or 10.1%, to $1.6 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019 due primarily to a decrease in the interest rate spread.

Total interest income decreased $194,000, or 9.6%, to $1.8 million for the three months ended September 30, 2020 compared to $2.0 million for the three months ended September 30, 2019. The decrease resulted from a decrease in the yield earned on interest-bearing assets partially offset by an increase in the average balance of interest-earning assets. The average tax equivalent yield on interest-earning assets declined to 3.68% for the quarter ended September 30, 2020 from 4.17% for the quarter ended September 30, 2019, due primarily to a decrease in market interest rates. The average balance of interest-earning assets increased to $208.4 million for the quarter ended September 30, 2020 from $199.1 million for the quarter ended September 30, 2019, due primarily to increases in investment securities, partially offset by decreases in loans receivable and cash and cash equivalents.

Total interest expense decreased $41,000, or 15.4%, to $226,000 for the three months ended September 30, 2020 compared to $267,000 for the three months ended September 30, 2019 due to a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.62% for the quarter ended September 30, 2020 from 0.76% for the same period in 2019. The average balance of interest-bearing liabilities increased to $145.2 million for the quarter ended September 30, 2020 from $140.3 million for the same period in 2019. The average cost of deposits decreased to 0.54% for the quarter ended September 30, 2020 from 0.68% for the same period in 2019. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 3.06% from 3.41% and the net interest margin decreased to 3.25% from 3.64% for the quarters ended September 30, 2020 and 2019, respectively.

Net interest income after provision for loan losses decreased $577,000, or 10.9%, to $4.7 million for the nine months ended September 30, 2020 compared to $5.3 million for the nine months ended September 30, 2019 due primarily to a decrease in the interest rate spread.

Total interest income decreased $401,000, or 6.7%, to $5.6 million for the nine months ended September 30, 2020 compared to $6.0 million for the nine months ended September 30, 2019. The decrease resulted from a decrease in the yield earned on interest-bearing assets partially offset by an increase in the average balance of interest-earning assets. The average tax equivalent yield on interest-earning assets declined to 3.78% for the nine months ended September 30, 2020 from 4.22% for the for the same period in 2019, due primarily to a decrease in market interest rates. The average balance of interest-earning assets increased to $204.7 million for the nine months ended September 30, 2020 from $193.3 million for the nine months ended September 30, 2019, due primarily to increases in cash and cash equivalents and investment securities, partially offset by a decline in loans receivable.

Total interest expense increased $80,000, or 12.2%, to $738,000 for the nine months ended September 30, 2020 compared to $658,000 for the nine months ended September 30, 2019 due to an increase in both the average balance and cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased to $142.1 million for the nine months ended September 30, 2020 from $133.5 million for the same period in 2019, due primarily to increases in both the average balance of Federal Home Loan Bank borrowings and the average balance of savings and interest-bearing demand deposit accounts, partially offset by a decrease in the average balance of time deposits. The average cost of interest-bearing liabilities increased to 0.69% for the nine months ended September 30, 2020 from 0.66% for the same period in 2019. The average cost of deposits declined slightly to 0.61% for the nine months ended September 30, 2020 from 0.63% for the same period in 2019. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 3.09% from 3.56% and the net interest margin decreased to 3.29% from 3.77% for the nine months ended September 30, 2020 and 2019, respectively. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

Provision for Loan Losses.  Non-performing loans increased to $1.4 million, at September 30, 2020 compared to $1.2 million at December 31, 2019, or 1.2% and 0.9% of total loans, respectively. At September 30, 2020, $1.1 million or 74.8% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses,” and due primarily to forecasted probable loan losses reflecting the worsening impact of the COVID-19 pandemic on the economy, the Company recorded a $30,000 provision for loan losses for the three months ended September 30, 2020, compared to a $6,000 provision for loan losses for the same period of 2019. For the nine months ended September 30, 2020, the Company recorded a $102,000 provision for loan losses, compared to a $6,000 provision for loan losses for the same period of 2019. We believe the provision for loan losses could increase in future periods based on the possibility of increased loan delinquencies and defaults as a result of the COVID-19 pandemic.

Noninterest Income.  Noninterest income decreased $13,000, or 6.0%, for the quarter ended September 30, 2020 as compared to the same period in 2019, due primarily to a decrease of $41,000 deposit account service charges, partially offset by increases of $8,000 and $21,000 in ATM and debit card fee income and other income, respectively.

Noninterest income increased $26,000, or 4.1%, for the nine months ended September 30, 2020 as compared to the same period in 2019, due primarily to increases of $97,000 in net gains on sales of securities available for sale, $23,000 in ATM and debit card fee income and $35,000 in other income, partially offset by a $126,000 decrease in deposit account service charges.

Noninterest Expense.  Noninterest expense decreased $362,000, or 19.2%, for the quarter ended September 30, 2020 as compared to the same period in 2019. This decrease was due primarily to decreases in data processing expenses of $334,000, decreases in impairment loss on real estate held for sale of $67,000 and decreases in other expenses of $54,000, partially offset by an increase of $89,000 in compensation and benefits expense. Data processing expenses decreased due primarily to lower data processing fees of $129,000 and $193,000 of contract termination expenses recognized in the third quarter of last year related to the Bank’s core processing system conversion which was completed in the fourth quarter of 2019. The Company recognized charges to write down real estate held for sale of $37,000 for the quarter ended September 30, 2020 compared to $104,000 of charges recognized during the same period last year. The increase in compensation and benefits expense is due primarily to an increase in the number of full-time equivalent employees.

Noninterest expense decreased $768,000, or 15.1%, for the nine months ended September 30, 2020 as compared to the same period in 2019. This decrease was due primarily to decreases in data processing expenses of $728,000, decreases in impairment loss on real estate held for sale of $67,000, decreases in stockholders’ meeting expenses of $29,000 and other expenses of $110,000, partially offset by increases of $116,000 in compensation and benefits expense and $90,000 in directors’ compensation expense. Data processing expenses decreased due primarily to lower data processing fees of $342,000 and $389,000 of contract termination expenses recognized during the first nine months of 2019 related to the Bank’s core processing system conversion which was completed in the fourth quarter of 2019. The Company recognized charges to write down real estate held for sale of $37,000 for the nine months ended September 30, 2020 compared to $104,000 of charges recognized during the same period last year. The increase in compensation and benefits expense is due primarily to an increase in the number of full-time equivalent employees. The increase in directors’ compensation expense is due primarily to the recognition of $94,000 of stock compensation expense recognized for the nine months ended September 30, 2020, as compared to no stock compensation expense recognized for the same period in 2019.

Income Tax Expense.  The Company recorded an income tax benefit of $11,000 for the quarter ended September 30, 2020, compared to a benefit of $24,000 for the same period in 2019. Income tax expense for the nine months ended September 30, 2020 was $74,000 compared to $84,000 for the same period in 2019 resulting from a reduction in our effective tax rate to 6.9% for 2020 compared to 9.9% for 2019. The decrease in the effective tax rate is due largely to increased tax-exempt investment income proportionate to overall pre-tax income.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At September 30, 2020, we had $95.2 million in cash and investment securities available for sale generally available for our cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and our ability to manage those requirements. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short-term notice if needed. Our liquidity, represented by cash and cash-equivalents, is a product of our operating, investing and financing activities.

We believe that the COVID-19 pandemic could place potential stresses on our liquidity management. As our customers manage their liquidity issues, we could experience an increase in the utilization of existing lines of credit and or deposit outflows. We continually monitor our liquidity for signs of stress resulting from the COVID-19 pandemic and intend to respond consistent with our asset/liability objectives.

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $7.4 million at September 30, 2020.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2020, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $13.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2020, totaled $26.9 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at September 30, 2020, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0%, effective April 1, 2020). On October 9, 2020, the OCC along with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the CARES Act, and provides a graduated increase from the temporary 8% requirement to the 9% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

At September 30, 2020, the Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 17.7%. At December 31, 2019, the Company had a total capital to risk weighted assets ratio of 33.4%, Tier 1 capital and common equity Tier 1 capital to risk weighted assets ratios of 32.2% and a Tier 1 capital to average adjusted total assets ratio of 17.9%.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with

$3.0 billion or more in assets, at September 30, 2020, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three and nine months ended September 30, 2020, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2019 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through September 30, 2020.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2020 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

As of September 30, 2020, we hold and service a portfolio of 29 PPP loans with a total balance of $474,000. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 or CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. In October 2020, two PPP borrowers with a total principal balance of $22,000 applied and received approval for loan forgiveness, and one PPP loan with a principal balance of $21,000 was recorded as a charge-off due to the death of the borrower. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              The following table summarizes common stock repurchases during the three months ended September 30, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs
July 1, 2020 through July 31, 2020	50,900	$12.38	50,900	104,430
August 1, 2020 through August 31, 2020	71,300	$12.36	71,300	195,130
September 1, 2020 through September 30, 2020	65,830	$12.79	65,830	129,300

Total	188,030	$12.52	188,030

In May 2020, the Company announced a stock repurchase program under which the Company was approved to repurchase up to 171,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. In September 2020, the Company completed this program, purchasing 171,000 shares of its common stock and paid an average price per share of $12.48. From July 1, 2020 through September 11, 2020, the date on which the repurchase program concluded, the Company repurchased 155,330 shares and paid an average price per share of $12.44.

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s Board of Directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. From September 15, 2020, the date on which this new repurchase program commenced, through September 30, 2020, the Company repurchased 32,700 shares and paid an average price per share of $12.87 under this plan. The repurchase program will remain effective until the total number of shares authorized is repurchased or until the Company’s Board of Directors terminates the program.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated November 13, 2020	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated November 13, 2020	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)