Form 10-K
period 2020-12-31
Mid-Southern Bancorp, Inc.
filed 2021-03-26
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38491

MID-SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

300 North Water Street, Salem, Indiana	47167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(812) 883-2639

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	MSVB	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻   No  ⌧

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻
Smaller reporting company ⌧	Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻    No     ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock of $12.08 per share as quoted on the Nasdaq Global Select Market System on June 30, 2020 was $38.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 19, 2021, there were 3,172,767 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (Part III).

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions of the future. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	the effect of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
●	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multi-family real estate market conditions in our market area;
●	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
●	our ability to control operating costs and expenses;

●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;
●	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the potential effects of coronavirus on international trade (including supply chains and export levels), and the other risks described from time to time in our filings with the SEC.

Some of these and other factors are discussed in this report under the caption “Risk Factors” and elsewhere in this Form 10-K. Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to Mid-Southern Bancorp, Inc. and its consolidated subsidiary, Mid-Southern Savings Bank, FSB, unless the context otherwise requires.

PART I

Item 1. Business

General

Mid-Southern Bancorp, Inc., an Indiana corporation, is the savings and loan holding company of Mid-Southern Savings Bank, FSB (the “Bank” or “Mid-Southern Savings Bank”). On July 11, 2018, Mid-Southern Bancorp, Inc. completed a public offering and share exchange as part of the Bank’s “second step” conversion from the mutual holding company structure and the elimination of Mid-Southern, M.H.C. (the “Conversion”). Upon consummation of the Conversion, the Company became the holding company for the Bank and now owns all of the issued and outstanding shares of the Bank’s common stock. Concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares. All share and per share information in this report for periods prior to the Conversion has been adjusted to reflect the 2.3462:1 exchange ratio on publicly traded shares. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for more information.

At December 31, 2020, the Company had total assets of $235.4 million, total deposits of $174.1 million and stockholders’ equity of $49.0 million. The Company’s executive offices are located in Salem, Indiana. The Company is subject to regulation by the Federal Reserve. Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank’s deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLB" or “FHLB of Indianapolis”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

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

Mid-Southern Savings Bank’s principal business consists of originating one-to-four family residential real estate mortgage loans, including home equity lines of credit, and to a lesser extent, commercial and multi-family real estate, and construction loans. We also offer commercial business and other consumer loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices with interest rates that are competitive with those of similar products offered by other financial institutions in our market area. We also may utilize borrowings as a source of funds. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities.

Our principal executive offices are located at 300 North Water Street, Salem, Indiana 47167 and our telephone number is (812) 883-2639. Our web site address is www.mid-southern.com.

Human Capital

Mid-Southern Bancorp, Inc. values our employees, customers, vendors, marketplace and community. At December 31, 2020, we employed 47 full-time equivalent employees. We continually strive to recognize the contributions of each individual to our organization, and we are committed to providing a welcoming culture of respect to all. The Company provides professional development opportunities and tuition reimbursement to team members and continually seeks to improve staff retention, career development and satisfaction. All employees are evaluated at least annually so that the individual receives feedback from his or her performance and to identify opportunities for improvement.

In light of the recent events surrounding the COVID-19 pandemic, the Company has been committed to providing a healthy and safe environment for our employees, our customers, our partners and our communities. In response to recommendations from federal, state and local health officials, we have deployed several protocols to mitigate risk, and we continually evaluate and update our protocols based upon the most-recent information available. These protocols include temperature checks for all employees and vendors entering buildings, face mask requirements, signage encouraging social distancing, protective shielding in all customer-facing locations and daily cleaning routines. Whenever possible and practical, the Company offers flexible arrangements, including remote working.

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

Based on the 2010 U.S. Census the market area had an aggregate population of 168,814. According to the U.S. Census Bureau’s 2015 population estimates, the market area is expected to experience an increase in its population through 2030, but then decline slightly through 2050. Three of the four counties’ population rate is estimated to decrease in our market area from 2010 through 2050. The 2018 median household income in the four-county market area is $51,566 which is lower than the state and national levels. Indiana’s seasonally-adjusted unemployment rate as of December 2020 was 4.3%, which is lower than the national average of 6.7%, according to the U.S. Bureau of Labor Statistics. Two counties in our market area – Lawrence and Orange – had non-seasonally adjusted unemployment rates higher than the state’s average, while Washington and Floyd counties had non-seasonally adjusted unemployment rates lower than the state average.

Our markets provide a diversified economic and employment base in the manufacturing, service, health care, agricultural, and governmental sectors. Within Washington County, nine of the top ten employers are located in Salem where we are headquartered. Salem’s largest employers include a mix of the manufacturing, health care, retail and construction industries. Manufacturing employs nearly 2,800 individuals or 23.1% of the workforce in the county. The largest employers include GKN Sinter Metals (powdered metal products), Kimball Office Casegoods (wood furniture), Peerless Gear (industrial gears) and Walmart Supercenter.

Orange County’s largest industry concentrations are in the manufacturing, accommodation/food services, healthcare, manufacturing and education sectors. A majority of the major employers in the county (including Electricom, Wildwood Association, Paoli Peaks, Walmart Supercenter, and IU Health Paoli Hospital) are located in the county seat of Paoli. The manufacturing section employs 25.0% of the county workforce, with accommodation/food services (driven by the French Lick and West Baden Springs resorts and casinos in French Lick) employing 13.8% of the workforce.

Lawrence County’s largest industry concentrations are in the manufacturing, healthcare, retail trade, and governmental sectors. A majority of the largest employers in the county (including GM Powertrain, IU Health Bedford Hospital, Walmart Supercenter, Times-mail and Lowe’s Home Improvement) are located in the county seat of Bedford. Lehigh Hanson, a leading supplier of cement and other building materials, operates a cement facility in Mitchell. Mitchell is located approximately ten miles south of Bedford.

Floyd County offers a diverse mix of industry among the manufacturing, healthcare, retail trade and educational sectors. The manufacturing sector employs 16.1% of the county workforce, with the healthcare and retail sectors employing 15.3% and 11.4% of the workforce, respectively.  New Albany is home to a majority of Floyd County’s largest employers including Baptist Health Floyd, NYX New Albany (formerly Beach Mold & Tool), Indiana University Southeast, Samtec Inc., Hitachi Cable America, Discount Labels, Inc. and Fire King Security Group.

Lending Activities

General. Our historical principal lending activity has been originating one-to-four family residential real estate loans and, to a lesser extent, commercial real estate loans, commercial business loans, home equity lines of credit, construction and consumer loans. More recently, we have sought to increase our commercial real estate and commercial construction and commercial business lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.

Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial real estate loans, commercial real estate construction loans and commercial business loans in our market area. As part of the commercial loan strategy, we seek to use our commercial relationships to grow our commercial transactional deposit accounts. While we generally retain in our portfolio all loans we originate, beginning in October 2019, we began brokering fixed-rate one-to-four family residential loans for sale in the secondary market.

The following table presents information concerning the composition of our loan portfolio, by the type of loan as of the dates indicated:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$66,130	57.6%	$71,606	57.4%	$80,322	62.9%	$79,899	68.6%	$80,982	69.2%
Multi-family residential	8,964	7.8	9,260	7.4	7,054	5.5	6,352	5.4	5,464	4.7
Residential construction	2,083	1.8	367	0.3	—	—	108	0.1	767	0.7
Commercial real estate	30,171	26.3	32,311	25.9	27,153	21.3	22,315	19.1	23,184	19.8
Commercial real estate construction	851	0.7	2,867	2.3	5,100	4.0	2,061	1.8	710	0.6
Total real estate loans	108,199	94.2	116,411	93.3	119,629	93.7	110,735	95.0	111,107	95.0

Commercial business loans	5,212	4.5	6,456	5.2	5,939	4.6	3,875	3.3	3,776	3.2

Consumer loans	1,442	1.3	1,875	1.5	2,199	1.7	1,978	1.7	2,118	1.8

Total loans	114,853	100.0%	124,742	100.0%	127,767	100.0%	116,588	100.0%	117,001	100.0%

Deferred loan origination fees and costs, net	(5)		28		30		31		24
Allowance for loan losses	(1,589)		(1,498)		(1,504)		(1,723)		(2,503)
Total loans, net	$113,259		$123,272		$126,293		$114,896		$114,522

Loan Maturity Table

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2020. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2021, which have fixed interest rates, is $12.1 million, while the total amount of loans due after such date, which have adjustable interest rates, is $89.7 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One-to-Four	Multi-	Residential		Commercial	Commercial
	Family	Family	Construction	Commercial	Construction	Business	Consumer	Total(1)

	(In thousands)
Amounts due in:
One year or less(2)	$4,025	$862	$2,071	$3,184	$307	$1,981	$612	$13,042
More than one year to five years	11,398	1,854	12	7,440	542	2,841	812	24,899
More than five years	50,707	6,248	—	19,547	2	390	18	76,912
Total	$66,130	$8,964	$2,083	$30,171	$851	$5,212	$1,442	$114,853

(1)	Excludes net deferred loan origination fees and costs.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

Largest Borrowing Relationships.  At December 31, 2020, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $5.8 million. Our five largest lending relationships totaled $10.2 million in the aggregate, or 8.9% of our $114.9 million total loan portfolio, at December 31, 2020. The largest relationship at December 31, 2020 consisted of $2.2 million to commonly owned businesses collateralized by multi-family residential property and land to be developed for residential use with unfunded loan commitments to this relationship totaling $950,000. The next four largest lending relationships at December 31, 2020, were $2.5 million in loans to a business collateralized by multi-family and non-owner occupied one-to-four family residential property; $694,000 in loans to commonly owned businesses, collateralized by non-owner occupied one-to-four residential property and commercial real estate property with unfunded loans commitments to this relationship totaling $1.8 million; $2.4 million in loans to commonly owned businesses collateralized by commercial business and commercial real estate property; and $2.4 million in loans to commonly owned businesses collateralized by multi-family residential property. As of December 31, 2020, all of these loans were performing in accordance with their repayment terms.

One-to-Four Family Real Estate Lending. Our primary lending activity consists of the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by property located in our geographic lending area. We originate primarily adjustable-rate loans. Beginning in October 2019, we entered into a loan brokering agreement with United Wholesale Mortgage (“UWM”). Under the agreement we perform loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae (“conforming”). Conforming loans are then funded by UWM and we receive a fee for services performed. Through this relationship, we brokered 28 loans in 2020 and seven loans in 2019. Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), may be funded by us and held in our loan portfolio.

Most of our loans are underwritten using generally-accepted underwriting guidelines. The one-to-four family loans we originate are generally retained in our portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2020, we originated $9.3 million and $986,000 of one-to-four family adjustable-rate mortgage (“ARM”) and fixed-rate mortgage loans, respectively. At December 31, 2020, one-to-four family residential mortgage loans totaled $66.1 million, or 57.6%, of our total loan portfolio, of which $61.9 million were ARM loans and $4.2 million were fixed-rate loans.

A large portion of the one-to-four family residential mortgage loans we originate and retain in our portfolio consist of loans that would be considered non-conforming as it relates to the ability to sell to Fannie Mae or other secondary market purchasers. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and non-owner occupied first mortgage loans. At December 31, 2020 we had $15.2 million of non-owner occupied first mortgage loans. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors. It is Mid-Southern Savings Bank’s policy to require title insurance policies on all mortgage real estate loans originated in the amount of $500,000 or more. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was approximately $75,000 at December 31, 2020.

Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. At  December 31, 2020, we had no one-to-four family loans with an original contractual maturity in excess of 30 years.

Consumer-purpose ARM loans are offered with an initial fixed rate for up to five years. Adjustments and life-time rate caps that vary based on the product, generally have a maximum annual rate change of 2.25% and a maximum overall rate change of 6.00%. Commercial-purpose ARM loans generally have negotiated structures as it relates to rate floors, caps and margins over an index. We generally use the rate on the five-year Treasury Bills to re-price our ARM loans, however, as a consequence of using caps, the interest rates on ARM loans may not be as rate-sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, yields on ARM loans may not be sufficient to offset increases in our cost of funds.

Included in our one-to-four family loans are manufactured home loans that are considered a permanent dwelling. We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. Our weighted average yield on manufactured home loans at December 31, 2020 was 4.70%, compared to 4.49% for one-to-four family mortgages. At December 31, 2020, these loans totaled $6.2 million, or 5.4% of our total loan portfolio. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Indiana law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. In addition to the cost of moving a manufactured home, it is difficult for these borrowers to find a new location for their home. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold. At December 31, 2020, there were $275,000 in nonperforming manufactured home loans and no manufactured home properties in our other real estate owned ("OREO") or repossessed assets portfolio.

Home Equity Lending. We originate home equity loans and home equity lines of credit. Home equity lines of credit generally consist of variable-rates. We originate home equity loans and lines of credit in amounts of up to 80% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated with an adjustable rate of interest, based on the Wall Street Journal Prime Rate plus a margin. Home equity lines of credit generally have up to a ten-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the home equity line of credit matures with all moneys owed being due and payable. At December 31, 2020, home equity lines of credit totaled $3.0 million, or 2.6% of our total loan portfolio. At December 31, 2020, unfunded commitments on these lines of credit totaled $4.2 million.

Commercial and Multi-Family Real Estate Lending. We offer a variety of commercial real estate and multi-family loans. Most of these loans are secured by commercial income-producing properties, including retail centers, multi-family apartment buildings, warehouses, and office buildings located in our market area. At December 31, 2020, commercial and multi-family loans totaled $39.1 million, or 34.1% of our total loan portfolio.

Our loans secured by commercial and multi-family real estate are generally originated with a variable interest rate, fixed for a five, seven or ten-year term and a 20-year amortization period. At the end of the initial term, there is a balloon payment or the loan re-prices every one to five years during the remaining term based on an independent index matching the ongoing repricing term plus a margin of 1.0% to 4.0%. Loan-to-value ratios on our commercial and multi-family loans typically do not exceed 80% of the lower of cost or appraised value of the property securing the loan at origination.

Loans secured by commercial and multi-family real estate are generally underwritten based on the net operating income of the property, global cash flow of the borrower, quality and location of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income or global cash flow of the borrower must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum project debt coverage ratio of approximately 1.2x for the borrower or 1.35x global cash flow. The global cash flow takes into consideration the living expenses of the persons involved in the request and tax obligations. For originated loans secured by income producing commercial properties, if the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multi-family loans are performed by independent state certified or licensed fee appraisers and approved by the Director’s Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information. From time to time we also acquire participation interests in commercial and multi-family loans originated by other financial institutions secured by properties located in our market area or in the general proximity of our market area. During 2020 we did not purchase any commercial or multi-family loan participations.

Historically, loans secured by commercial and multi-family properties generally involve different credit risks than one-to-four family properties, including the fact they cannot be sold as easily on the secondary market. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family. In addition, some of our commercial and multi-family loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our largest single commercial and multi-family borrowing relationship at December 31, 2020, totaled $2.4 million and is collateralized by multiple commercial real estate properties. At December 31, 2020, these loans were performing in accordance with their repayment terms.

Construction Lending. We originate construction loans secured by single-family residences and commercial and multi-family real estate. We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans. At December 31, 2020, our construction loans, including land and lot loans and land acquisition and development loans totaled $2.9 million, or 2.5% of our total loan portfolio. At December 31, 2020, unfunded construction loan commitments totaled $3.8 million.

We originate construction loans to individuals and contractors for the construction and acquisition of personal residences whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2020, construction loans to contractors for homes that were not pre-sold totaled $848,000 and are classified as commercial real estate construction loans.

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

At December 31, 2020, residential construction mortgage loans to individuals totaled $2.1 million. Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance (loans in excess of $500,000), and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property. We will generally originate these loans in an amount up to 80% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with an initial term of five years or less and a maximum amortization of 20 years. At December 31, 2020, we had no lot and land loans to individuals.

We make land acquisition and development loans to experienced home builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised market value upon completion of the project. We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from developers prior to making the loan. Our loan officers are required to personally visit the proposed site of the development. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payments during the term of the loan. Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2020, we had $2.8 million in land acquisition and development loans within our commercial real estate and construction loan portfolios. At December 31, 2020, our largest land acquisition and development relationship consisted of one loan totaling $1.5 million, secured by single family residential lots located in our market area. At December 31, 2020, this loan relationship was performing in accordance with its repayment terms. At December 31, 2020, unfunded loan commitments related to land acquisition and development totaled $158,000.

We also offer commercial and multi-family construction loans. These loans are underwritten with construction financing for up to 12 months under terms similar to our residential construction loans. On completion of the construction period the loan by its terms converts to a permanent commercial real estate loan with terms similar to our other permanent commercial and multi-family real estate loans. At December 31, 2020, we had $851,000 in commercial and multi-family construction loans.

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

We make loans on new and used automobiles. Our automobile loan portfolio totaled $674,000 at December 31, 2020, or 46.7% of our consumer loan portfolio and 0.6% of our total loan portfolio. Automobile loans may be written for a term of up to 72 months and have fixed rates of interest. Loan-to-value ratios are generally up to 100% of the purchase price for qualified borrowers if the Fair Isaac Corporation (“FICO”) credit score is 700 or greater of either the borrower or co-borrower and the debt-to-income ratio is 35% or less. Borrowers who do not meet these criteria but still qualify in accordance with our underwriting guidelines may borrow up to 80% of the purchase price. We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt-to-income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used manufactured homes not considered permanent dwellings, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured personal loans, all of which, at December 31, 2020, totaled $769,000 or 53.3% of our consumer loan portfolio and 0.7% of our total loan portfolio. These loans typically have terms from five to ten years depending on the collateral and loan-to-value ratios up to 80% and have either fixed or adjustable interest rates.

Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 36 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2020, there were no outstanding loans or unfunded commitments for unsecured consumer lines of credit.

Consumer loans (other than our manufactured homes) generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as manufactured homes, automobiles, boats and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending. At December 31, 2020, commercial business loans totaled $5.2 million, or 4.5% of our total loan portfolio. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment. Approximately $790,000 of our commercial business loans at December 31, 2020 were unsecured. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

Our interest rates on commercial business loans are dependent on the type of lending. Our secured commercial business loans typically have a loan-to-value ratio of up to 80% and are term loans ranging from three to five years. Secured commercial business term loans generally have a fixed rate. In addition, we typically charge loan fees of 0.25% to 2.0% of the principal amount at origination, depending on the credit quality and account relationships of the borrower. Business lines of credit are usually adjustable-rate and are based on the Wall Street Journal Prime Rate plus 0% to 3.75%, and are generally originated with both a floor and ceiling to the interest rate. Our business lines of credit have terms ranging from 12 months to 24 months and provide for interest-only monthly payments during the term.

Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the specific type of business and equipment used. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate both fixed-rate and adjustable-rate loans. Our ability to originate loans, however, is dependent upon customer demand for loans in our market area. Over the past few years, we have continued to originate residential and consumer loans, and increased our emphasis on commercial and multi-family, construction and land, and commercial business lending. Demand is affected by competition and the interest rate environment. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. During the years ended December 31, 2019 and 2020, we did not acquire any loans. We underwrite participations to the same standards as an internally-originated loan.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.

Asset Quality

When a borrower fails to make a required payment on a one-to-four family loan, we attempt to cure the delinquency by contacting the borrower. In the case of loans secured by a one-to-four family property, a late notice typically is sent 15 days after the due date, and the borrower is contacted by phone within 30 days after the due date. Generally, a delinquency letter is mailed to the borrower. All delinquent accounts are reviewed by a loan account executive or branch manager who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the account becomes 90 days delinquent and an acceptable repayment plan has not been agreed upon, we generally refer the account to legal counsel with instructions to prepare a notice of intent to foreclose.

Delinquent consumer loans, as well as delinquent home equity loans and lines of credit, are handled in a similar manner to one-to-four family loans, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days. Once the loan is 90 days past due, it is classified as nonaccrual. Generally, credits are charged-off at 120 days past due. Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

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

Delinquent Loans

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

	December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Non-accruing loans
Real estate loans
One-to-four family residential	$1,160	$947	$978	$1,333	$1,668
Multi-family residential	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial real estate	96	235	313	535	699
Commercial real estate construction	—	—	—	—	—
Total real estate loans	1,256	1,182	1,291	1,868	2,367

Commercial business loans	—	—	4	10	19

Consumer loans	—	—	—	—	11
Total non-accruing loans	1,256	1,182	1,295	1,878	2,397

Foreclosed real estate
One-to-four family residential	—	—	—	138	313
Commercial real estate	—	—	—	38	—
Total foreclosed real estate	—	—	—	176	313

Repossessed automobiles, recreational vehicles	—	—	—	—	—

Total nonperforming assets	$1,256	$1,182	$1,295	$2,054	$2,710

Total nonperforming assets as a percentage of total assets	0.5%	0.6%	0.6%	1.2%	1.5%

Restructured loans (excluding those on nonaccrual status)
Real estate loans
One-to-four family residential	$329	$484	$879	$877	$1,258
Commercial real estate	185	365	439	484	759
Total real estate loans	514	849	1,318	1,361	2,017

Commercial business loans	382	412	467	514	567

Consumer loans	—	—	—	—	14

Total	$896	$1,261	$1,785	$1,875	$2,598

For the year ended December 31, 2020, total interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $69,000, all of which was excluded in interest income for the year ended December 31, 2020.

Troubled Debt Restructured Loans. Troubled debt restructurings, which are accounted for under Accounting Standards Codification (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. All troubled debt restructurings are initially classified as impaired, regardless of whether the loan was performing at the time it was restructured. Once a troubled debt restructuring has performed according to its modified terms for six months and the collection of principal and interest under the revised terms is deemed probable, we remove the troubled debt restructuring from nonperforming status. At December 31, 2020 and 2019, we had $896,000 and $1.3 million, respectively, of loans that were classified as troubled debt restructurings and still on accrual. Included in nonperforming loans at December 31, 2020 and 2019 were troubled debt restructured loans of $276,000 and $137,000 respectively.

Foreclosed Assets. We owned no OREO or other repossessed assets at December 31, 2020.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2020, there were seven loans totaling $188,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered individually in management’s determination of our allowance for loan losses. The largest loan relationship of concern at December 31, 2020 totaled $54,000 and was secured by one-to-four family residential rental property located in Washington County, Indiana. The remaining loans of concern consist of $113,000 in residential first mortgages and $21,000 in commercial real estate loans. Loans of concern had no specific loan loss reserves at December 31, 2020.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2020, we had classified $1.4 million of our assets as substandard, which represented a variety of outstanding loans. Classified assets totaled $2.9 million, or 5.9% of our equity capital and 1.2% of our assets at December 31, 2020 and $2.1 million, or 4.2% of our equity capital and 1.0% of our assets at December 31, 2019. We had $1.5 million of assets classified as special mention at December 31, 2020 and no assets classified as special mention as of December 31, 2019.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio. The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as one-to-four family, small commercial and multi-family, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.

Our allowance for loan losses totaled $1.6 million, representing 1.4% of total loans at December 31, 2020 and $1.5 million and 1.2%, respectively, at December 31, 2019. Specific valuation reserves totaled $55,000 and $78,000 at December 31, 2020 and 2019, respectively.

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

The following table sets forth an analysis of our allowance for loan losses at the dates indicated:

	December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Balance at beginning of period	$1,498	$1,504	$1,723	$2,503	$3,130
Charge-offs:
One-to-four family residential	14	58	182	64	218
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	19	1
Commercial business	21	—	2	—	—
Consumer	18	17	16	18	25
Total charge-offs	53	75	200	101	244

Recoveries:
One-to-four family residential	4	48	162	6	54
Multi-family residential	—	—	—	—	—
Construction	—	—	1	—	—
Commercial real estate	—	—	—	1	1
Commercial business	—	—	2	—	—
Consumer	8	9	16	14	11
Total recoveries	12	57	181	21	66
Net charge-offs	(41)	(18)	(19)	(80)	(178)
Provision for loan losses (recapture)	132	12	(200)	(700)	(449)
Balance at end of period	$1,589	$1,498	$1,504	$1,723	$2,503

Net charge-offs during the period as a percentage of average loans outstanding during the period	—%	—%	—%	0.1%	0.2%

Net charge-offs during the period as a percentage of average nonperforming assets	3.4%	1.5%	1.1%	3.4%	6.6%

Allowance as a percentage of nonperforming assets	126.5%	126.7%	116.1%	91.7%	104.4%
Allowance as a percentage of total loans (end of period)	1.4%	1.2%	1.2%	1.5%	2.1%

Nonperforming loans increased to $1.3 million at December 31, 2020 from $1.2 million at December 31, 2019. The allowance for loan losses as a percentage of total loans was 1.4% and 1.2% at December 31, 2020 and 2019, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
			Percent of			Percent of			Percent of			Percent of			Percent of
		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In
		Allowance	Category		Allowance	Category		Allowance	Category		Allowance	Category		Allowance	Category
	2020	To Total	To Total	2019	To Total	To Total	2018	To Total	To Total	2017	To Total	To Total	2016	To Total	To Total
	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans

	(Dollars in thousands)
Allocated at end of period to:
One-to-four family residential	$992	0.9%	57.6%	$955	0.8%	57.4%	$1,012	0.8%	62.9%	$1,070	0.9%	68.6%	$1,571	1.3%	69.2%
Multi-family residential	98	0.1	7.8	83	0.1	7.4	59	—	5.5	220	0.2	5.4	338	0.3	4.7
Construction	55	—	2.5	44	—	2.6	48	—	4.0	20	—	1.9	9	—	1.3
Commercial real estate	306	0.3	26.3	289	0.2	25.9	259	0.2	21.3	269	0.2	19.1	404	0.3	19.8
Commercial business	113	0.1	4.5	102	0.1	5.2	98	0.1	4.6	111	0.1	3.3	134	0.1	3.2
Consumer	25	—	1.3	25	—	1.5	28	—	1.7	33	—	1.7	47	—	1.8
Total	$1,589	1.4%	100.0%	$1,498	1.2%	100.0%	$1,504	1.1%	100.0%	$1,723	1.4%	100.0%	$2,503	2.0%	100.0%

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

As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. At December 31, 2020, we owned $778,000 in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock has a par value of $100, and is carried at cost.

The composition of our investment securities portfolio at December 31, 2020, excluding FHLB stock, is as follows:  Federal agency mortgage-backed securities with an amortized cost of $37.7 million and a fair value of $38.0 million and municipal bonds with an amortized cost of $62.5 million and a fair value of $66.5 million.

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

At December 31, 2020, we held no investment securities for which declines in value are considered other-than-temporary. We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2020, our securities portfolio did not contain securities of any issuer with an aggregate carrying value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Securities available for sale:
Municipal obligations	$62,497	$66,445	$36,390	$37,935	$28,653	$28,710
Mortgage-backed	37,682	38,011	20,323	20,482	24,709	24,430
Federal agency securities	—	—	—	—	—	—
Total available for sale	100,179	104,456	56,713	58,417	53,362	53,140

Securities held to maturity:
Municipal obligations	—	—	—	—	45	45
Mortgage-backed	31	31	42	42	55	56
Total held to maturity	31	31	42	42	100	101

Restricted equity securities:
Federal Home Loan Bank stock	778	778	778	778	778	778

Total securities	$100,988	$105,265	$57,533	$59,237	$54,240	$54,019

Maturity of Securities

The composition and contractual maturities of our investment portfolio at December 31, 2020, excluding Federal Home Loan Bank stock, are indicated in the following table. Weighted average yields on tax exempt securities are presented on a tax-equivalent basis using a federal marginal tax rate of 21%. Certain mortgage-backed securities, including collateralized mortgage obligations, have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than One Year to		More than Five Years to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities available for sale:
Municipal obligations	$—	—%	$4,339	1.92%	$7,598	3.50%	$54,508	3.35%	$66,445	3.26%
Mortgage-backed securities	—	—%	1,812	1.90%	6,446	0.89%	29,753	1.64%	38,011	1.53%
Total available for sale	$—	—%	$6,151	1.92%	$14,044	2.25%	$84,261	2.72%	$104,456	2.61%

Securities held to maturity:
Municipal obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities	—	—%	4	4.17%	3	2.57%	24	2.05%	31	2.41%
Total held to maturity	$—	—%	$4	4.17%	$3	2.57%	$24	2.05%	$31	2.41%

Sources of Funds

General. Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2020, approximately 2.5% of our deposits were from persons outside the state of Indiana. As of December 31, 2020, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 74.8% of total deposits, compared to 64.1% as of December 31, 2019. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

We are a public funds depository and as of December 31, 2020, we had $16.6 million in public funds. These funds consisted of $8.3 million in certificates of deposit and savings accounts and $8.3 million in checking accounts at December 31, 2020.

	December 31,
	2020			2019		2018
		Percent	Increase/		Percent		Percent
	Amount	of Total	(Decrease)	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Noninterest bearing checking	$25,939	14.9%	$8,143	$17,796	12.2%	$18,334	12.2%
Interest bearing checking	51,522	29.6	11,772	39,750	27.0	41,069	27.2
Savings and money market	52,779	30.3	16,147	36,632	24.9	38,990	25.8
Time deposits:
Maturing:
Within one year	22,610	13.0	(8,725)	31,335	21.3	17,410	11.5
After one year, but within two years	9,809	5.6	(11,073)	20,882	14.2	18,310	12.1
After two years, but within five years	11,454	6.6	10,880	574	0.4	16,995	11.2
Maturing thereafter	—	—	—	—	—	—	—
Total	$174,113	100.0%	$27,144	$146,969	100.0%	$151,108	100.0%

Jumbo Certificates

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2020. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Total
(In thousands)
Three months or less	$3,306
Over three through six months	1,765
Over six through twelve months	2,736
Over twelve months	8,693
Total	$16,500

Deposit Maturities

The following table sets forth the amount and maturities of time deposits categorized by rates at December 31, 2020.

	Amount due
		After 1 Year	After 3 Years
		Through 3	Through 5	After 5		Percent
	Within 1 year	Years	Years	Years	Total	of Total

	(Dollars in thousands)
0.00 - 0.99%	$11,145	$7,374	$2,639	$—	$21,158	48.2%
1.00 - 1.99%	7,425	7,561	3,069	—	18,055	41.2%
2.00 - 2.99%	4,040	620	—	—	4,660	10.6%
Total certificates of deposit	$22,610	$15,555	$5,708	$—	$43,873	100.0%

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

We are a member of the FHLB of Indianapolis, which is part of the FHLB System. The eleven regional FHLBs provide a central credit facility for their member institutions. We may use advances from the FHLB of Indianapolis to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2020, we had $14.0 million of available borrowing capacity with the FHLB. On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears an interest rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB, bearing an interest rate of 0.26% and matured on January 6, 2021. No additional borrowings have been made. Average short-term borrowings have not exceeded 30% of stockholders’ equity in the past two years.

The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$11,000	$10,000	$3,000
Average FHLB advances outstanding	10,005	5,151	912
Weighted average rate on FHLB advances	1.60%	1.73%	1.64%
Maximum amounts of FRB borrowings outstanding at any month end	$—	$—	$—
Balance outstanding at end of period:
FHLB advances	$11,000	$10,000	$—

Taxation

For details regarding the Company’s taxes, see Note 11 of the Notes the Consolidated Financial Statements contained in Item 8 of this report.

Personnel

As of December 31, 2020, the Company had 47 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3.0% of its assets in subsidiary corporations classified as service corporations, with amounts in excess of 2.0% only if primarily for community purposes, and unlimited amounts in operating subsidiaries.

Mid-Southern Investments, Inc. was formed in 2017 to invest in general market municipal bonds, rather than bank qualified municipal bonds which, although tax advantaged, may not have the yield we seek. Our capital investment in Mid-Southern Investments as of December 31, 2020 was $49.1 million which was within the OCC limitations.

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

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in Indiana and other Mid-Western states. These include such large national lenders as PNC Bank, JP Morgan Chase Bank, Fifth Third Bank, Truist Bank and U.S. Bank and others in our market area that have greater resources than we do and offer services that we do not provide. For example, we do not offer trust services or non-FDIC insured investments. Customers who seek "one-stop shopping" may be drawn to institutions that offer services that we do not.

We attract our deposits through our branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 40 other commercial banks and savings institutions operating in the Louisville/Jefferson County, KY-IN MSA and 14 other commercial banks and savings institutions in Lawrence, Orange and Washington counties of Indiana. During 2020, two competitors announced closures of branches and Mitchell and Orleans, Indiana, and as a result, we experienced an increase in checking and savings accounts.  The number of checking and savings accounts increased 34.3% and 8.1% in our Mitchell and Orleans branches, respectively, during the year ended December 31, 2020. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Louisville/Jefferson County, KY-IN MSA was approximately 0.27%. The five largest financial institutions in that area have 70.0% of those deposits. In addition, our share of deposits in Lawrence, Orange and Washington counties was the largest in the three-county area at 15.3%, with the five largest institutions in the three-county area having 59.5% of the deposits.

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

On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0%, effective April 1, 2020). On October 9, 2020, the OCC along with the Federal Reserve and the FDIC, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and provides a graduated increase from the temporary 8.0% requirement to the 9.0% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

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

All federal savings institutions are required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC assessment for the fiscal year ended December 31, 2020 was $64,000.

The Bank’s general permissible lending limit for loans to one borrower is generally equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2020, the Bank’s lending limit under this restriction was $5.8 million. We have no loans in excess of our lending limit.

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

Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0% effective April 1, 2020). On October 9, 2020, the OCC along with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the CARES Act, and provides a graduated increase from the temporary 8.0% requirement to the 9.0% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

Prior to adopting the CBLR in 2020, the Bank was required by the OCC to maintain minimum levels of a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%.

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

The Bank was also required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. With the adoption of the CBLR in 2020, the Bank is no longer required to maintain a capital conservation buffer.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CBLR ratio of 8.0% in 2020. Prior to adopting the CBLR in 2020, the Bank was required to maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%, and the Bank must not be subject to any of certain mandates by the OCC requiring it as an individual institution to meet any specified capital level.

As of December 31, 2020, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action. An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. Significantly undercapitalized and critically undercapitalized institutions are subject to more extensive mandatory regulatory actions. The OCC also can take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. An institution that is not well-capitalized is subject to certain restrictions on deposit rates and brokered deposits. At December 31, 2020, the Bank met the regulatory requirements described above under “Capital Requirements” to be considered well-capitalized.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2020, the Bank held $778,000 in FHLB stock, which was in compliance with this requirement. During the year ended December 31, 2020, the Bank did not purchase any FHLB stock.

The FHLB continues to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank’s FHLB stock may result in a decrease in net income and possibly capital.

Federal Deposit Insurance Corporation. The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the fiscal year ended December 31, 2020 were $26,000.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of December 31, 2020, the Bank met the QTL test.

Limitations on Capital Distributions. OCC regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC. If the Bank, however, proposes to make a capital distribution when it does not meet its capital requirements (or will not following the proposed capital distribution) or that will exceed these net income-based limitations, it must obtain the OCC’s approval prior to making such distribution. In addition, the Bank must file a prior written notice of a dividend with the Federal Reserve. The Federal Reserve or the OCC may object to a capital distribution based on safety and soundness concerns. Additional restrictions on Bank dividends may apply if the Bank fails the QTL test.

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

Community Reinvestment Act and Consumer Protection Laws. Under the Community Reinvestment Act of 1977 (“CRA”), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. The OCC may use an unsatisfactory rating as the basis for the denial of an application. Similarly, the Federal Reserve is required to take into account the performance of an insured institution under the CRA when considering whether to approve an acquisition by the institution’s holding company. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.

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

Federal Reserve System. Previously, the Federal Reserve required that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC. However, effective March 26, 2020, the Federal Reserve set reserve requirement ratios to 0.0%.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

●	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
●	Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which could substantially exceed the value of the collateral property.

Bank Secrecy Act/Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing mergers and acquisitions.

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

Capital Requirements. For a savings and loan holding company, such as the Company, the capital regulations apply on a consolidated basis. The Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3 billion under the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” pursuant to which the Company is generally not subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. A major result of this change is to exclude most such holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve made this change effective August 30, 2019. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2020, the Company would have exceeded all regulatory requirements. See “Federal Regulation of Savings Institutions – Capital Requirements” above.

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

Mergers and Acquisitions. The Company must obtain approval from the Federal Reserve before acquiring more than 5.0% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the DIF, the convenience and the needs of the community and competitive factors.

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

Acquisition of the Company. Any company, except a bank holding company, that acquires control of a savings association or savings and loan holding company becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve and must obtain the prior approval of the Federal Reserve under the Savings and Loan Holding Company Act before obtaining control of a savings association or savings and loan holding company. A bank holding company must obtain the prior approval of the Federal Reserve under the Bank Holding Company Act before obtaining control of, or more than 5.0% of a class of voting stock of, a savings association or savings and loan holding company and remains subject to regulation under the Bank Holding Company Act. The term “company” includes corporations, partnerships, associations, and certain trusts and other entities. “Control” of a savings association or savings and loan holding company is deemed to exist if a company has voting control, directly or indirectly, of more than 25.0% of any class of the savings association’s voting stock or controls in any manner the election of a majority of the directors of the savings association or savings and loan holding company, and may be presumed under other circumstances, including, but not limited to, holding in certain cases 10.0% or more of a class of voting securities. In addition, a savings and loan holding company must obtain Federal Reserve approval prior to acquiring voting control of more than 5.0% of any class of voting stock of another savings association or another savings association holding company. A similar provision limiting the acquisition by a bank holding company of 5.0% or more of a class of voting stock of any company is included in the Bank Holding Company Act.

Accordingly, the prior approval of the Federal Reserve would be required:

●	before any savings and loan holding company or bank holding company could acquire 5.0% or more of the common stock of the Company; and
●	before any other company could acquire 25.0% or more of the common stock of the Company and may be required for an acquisition of as little as 10.0% of such stock.

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

Dividends and Stock Repurchases. The Federal Reserve’s policy statement on the payment of cash dividends applicable to savings and loan holding companies expresses its view that a savings and loan holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, a savings and loan holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10.0% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and capital regulations discussed above under “Savings and Loan Holding Company Regulations – Capital Requirements.” In addition, among other requirements, the Dodd-Frank Act requires public companies, such as the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Alexander G. Babey	52	President and Chief Executive Officer, Mid-Southern Bancorp, Inc. and Mid-Southern Savings Bank, FSB
Frank (Buzz) M. Benson, III.	59	Executive Vice President and Senior Loan Officer, Mid-Southern Savings Bank, FSB
Erica B. Schmidt	42	Executive Vice President and Chief Financial Officer, Mid-Southern Savings Bank, FSB
Robert W. DeRossett	51	Chief Financial Officer, Mid-Southern Bancorp, Inc.

(1)	At December 31, 2020

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

Frank (Buzz) M. Benson, III has served as the Executive Vice President and Senior Loan Officer of Mid-Southern Savings Bank since June 2014. Prior to that, he was the Senior Vice President of Lending at Main Source Bank from 1998 until June 2014.

Erica B. Schmidt, has been the Executive Vice President and Chief Financial Officer of Mid-Southern Savings Bank since January 2014. Prior to that, she served as Controller of Mid-Southern Savings Bank from September 2005 through December 2013. Ms. Schmidt has also been our Corporate Secretary since 2013 and Treasurer since 2008.

Robert W. DeRossett joined the Company as Chief Financial Officer of Mid-Southern Bancorp, Inc. in February 2020. He brings significant expertise to the Company’s financial management and reporting areas. Prior to joining the Company, Mr. DeRossett served as an independent CFO consultant for start-up companies and non-profit entities in the Louisville, Kentucky area since 2011. In addition, he was the Director of Finance for Rabbit Hole Spirits, LLC in Louisville, Kentucky until it was acquired by Pernod-Ricard of Paris, France in 2019. Prior to that, Mr. DeRossett performed financial reporting, investor relations and project management roles for Providian Corporation in Louisville, Kentucky, which was acquired by AEGON of The Hague, The Netherlands in 1997. Mr. DeRossett is a Certified Public Accountant licensed in the Commonwealth of Kentucky since 1993 and has been a holder of the Chartered Financial Analyst designation since 2009.

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

The COVID-19 pandemic has affected our operations and the way we provide banking services to businesses and individuals. As an essential business, we continue to provide banking and financial services to our customers at all of our branch locations with drive-thru access also available. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.

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

There is continued uncertainty surrounding the future economic conditions that will emerge in the months and years to come with regard to the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Paycheck Protection Program (“PPP”), deposit availability, market interest rates and could negatively impact many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted Federal Funds Rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2021 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

In light of the events surrounding the COVID-19 pandemic, the Company is continually assessing the effects of the pandemic to its employees, customers and communities. In March 2020, the CARES Act was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation, and the Company supported its customers through the PPP, loan modifications and deferrals and fee waivers on early withdrawal of certificates of deposit due to hardship. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery.

A significant portion of our loans are commercial real estate, multi-family, construction and commercial and business loans and consumer loans, which carry greater credit risk than loans secured by owner occupied one-to-four family real estate.

At December 31, 2020, commercial real estate and multi-family loans totaled $39.1 million, or 34.1%, commercial real estate construction loans totaled $851,000, or 0.7% (excluding unfunded loan commitments of $2.9 million) of our loan portfolio, commercial business loans totaled $5.2 million, or 4.5%, and consumer loans totaled $1.4 million, or 1.3%, of our total loan portfolio. We continue to focus on commercial and business loans as well as consumer loans, and we intend to continue to originate commercial real estate and multi-family loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate. These loans, as well as consumer loans, also have greater credit risk than residential real estate for the following reasons:

●	Commercial real estate and multi-family loans – repayment is dependent on income being generated in amounts sufficient to cover operating expenses, property maintenance and debt service;

●	Construction loans – repayment is generally dependent on the borrower’s ability to sell the completed project, the value of the completed project, or the successful operation of the borrower’s business after completion;
●	Commercial business loans – repayment is generally dependent upon the successful operation of the borrower’s business; and
●	Consumer loans – repayment is dependent on the borrower’s continuing stability and the collateral may not provide an adequate source of repayment.

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

Further, a significant portion of our commercial real estate loans are secured by non-owner-occupied properties. These loans expose us to greater risk of non-payment and loss than loans secured by owner-occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Furthermore, a key component of our strategy is to continue to increase our origination of commercial business and consumer loans, and to continue to originate commercial and multi-family real estate loans in our market area to diversify our loan portfolio and increase our yields. The proposed increase in these types of loans significantly increases our exposure to the risks inherent in these types of loans and our potential for losses.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2020, $66.1 million, or 57.6% of our total loan portfolio, was secured by one-to-four family real estate, including home equity lines of credit of $2.9 million. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A deterioration in economic conditions, declines in the volume of real estate sales and/or the sales prices or elevated unemployment rates in our market areas may result in higher rates of delinquencies, default and losses on our residential loans.

Greater seasoning of our loan portfolio could result in credit defaults in the future.

As a result of our planned growth, a significant portion of our loan portfolio at any given time may be of relatively recent origin. Typically, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as "seasoning." As a result, a portfolio of more seasoned loans may more predictably follow a bank’s historical default or credit deterioration patterns than a newer portfolio. The current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business may be adversely affected by downturns in the national economy and economic conditions in our market area which could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

As of December 31, 2020, approximately $68.6 million, or 59.8%, of our total loans were to individuals and/or secured by properties located in our primary market area of Washington, Lawrence, Orange and Floyd counties in Indiana. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in Washington, Lawrence, Orange and Floyd Counties. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

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

We consider our primary market area to consist of Washington, Lawrence, Orange and Floyd counties, Indiana. We currently operate three branches with our headquarters located in Salem, Indiana and two additional branch locations in Orleans and Mitchell, Indiana and a loan production office in New Albany, Indiana. In March 2021, we opened a loan production office in Louisville, Kentucky. In the future we may consider expanding our presence throughout our market area and may also decide to pursue further expansion through the establishment of one or more branches or additional loan production offices. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches or loan production offices we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches or loan production offices would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches or loan production offices would likely have a negative impact on our net income.

The loss of any one of our senior executive officers could hurt our operations.

We rely heavily on our senior executive officers. The loss of any one of these officers could have an adverse effect on us because, as a small community bank, each of these officers has more responsibilities than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management level personnel who are in a position to assume the responsibilities of such officers’ positions with us should we need to find replacements for any of these senior members of management.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2020, we had $22.6 million in certificates of deposit that mature within one year and $25.9 million in non-interest-bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. For additional information see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management.”

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

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●	cash flow of the borrower and/or the project being financed;
●	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
●	the duration of the loan;
●	the character and creditworthiness of a particular borrower; and
●	changes in economic and industry conditions.

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio. The allowance is funded by provisions for loan losses charged to expense. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events;
●	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and
●	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, including the impact from the COVID-19 pandemic, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard referred to as Current Expected Credit Loss (“CECL”), which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us as an emerging growth company, for fiscal years beginning after December 15, 2022 and for interim reporting periods beginning after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve, OCC and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. During years ended December 31, 2020 and 2019, we did not recognize any non-cash OTTI charges. There can, however, be no assurance that future declines in market value of our investment securities will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

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

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers’ information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. In the normal course of business, we have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2020, we had our main office that includes a full-service branch and two full-service branches and a loan production office with an aggregate net book value of $1.9 million. All of our offices are owned except for the loan production office which we lease. The operating leases require us to pay property taxes and operating expenses on the properties. See also Note 7 of the Notes to Consolidated Financial Statements for additional information. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2020, there were 3,565,430 shares of Company common stock issued and 3,173,057 shares of the Company common stock outstanding, 289 stockholders of record and an estimated 537 holders in nominee or “street name.”

Our cash dividend payout policy is reviewed regularly by management and the board of directors. Our board of directors has declared quarterly cash dividends on our common stock for nine consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchase

The Company’s board of directors approved its first stock repurchase program in July 2019 pursuant to which the Company was approved to repurchase up to 178,260 shares of its common stock, or approximately 5.0% of the outstanding shares at that time. In June 2020, the Company completed this program, purchasing 178,260 shares of its common stock and paid an average price per share of $12.19.

In May 2020, the Company announced a stock repurchase program under which the Company was approved to repurchase up to 171,000 shares of its common stock, or approximately 5.0% of the outstanding shares at that time. In September 2020, the Company completed this program, purchasing 171,000 shares of its common stock and paid an average price per share of $12.48.

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s board of directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5.0% of the outstanding shares at that time. As of December 31, 2020, the Company had purchased 92,311 shares of its common stock under the August 2020 repurchase program and paid an average price per share of $13.22. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2020:

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2020 through October 31, 2020	39,411	$12.93	39,411	89,889
November 1, 2020 through November 30, 2020	200	13.75	200	89,689
December 1, 2020 through December 31, 2020	20,000	14.40	20,000	69,689

Total	59,611	$13.43	59,611

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

The summary financial information presented below is derived in part from the consolidated financial statements of the Company. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page 59. The information provided below is derived in part from the audited consolidated financial statements of the Company that appear in this Form 10-K. The following information is only a summary and you should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto contained elsewhere in this Form 10-K.

	December 31,
	2020	2019	2018	2017	2016

Selected Financial Condition Data:	(In thousands)
Total assets	$235,363	$208,436	$200,662	$176,677	$177,626
Cash and cash equivalents	9,661	18,817	12,700	7,464	8,311
Loans receivable, net(1)	113,259	123,272	126,293	114,896	114,522
Investment securities available for sale, at fair value	104,456	58,417	53,140	45,716	44,139
Investment securities, held to maturity	31	42	100	163	286
Deposits	174,113	146,969	151,108	151,893	154,058
Borrowings	11,000	10,000	—	—	—
Total stockholders' equity	49,004	50,813	48,843	24,154	22,925

	Years Ended December 31,
	2020	2019	2018	2017	2016

Selected Operations Data:	(In thousands)
Interest income	$7,451	$8,000	$7,276	$6,478	$6,398
Interest expense	936	925	729	655	714
Net interest income	6,515	7,075	6,547	5,823	5,684
Provision for loan losses (recapture)	132	12	(200)	(700)	(449)
Net interest income after provision for loan losses	6,383	7,063	6,747	6,523	6,133
Noninterest income	865	803	840	884	883
Noninterest expenses	6,022	6,821	5,879	5,252	5,371
Income before income taxes	1,226	1,045	1,708	2,155	1,645
Income tax expense	35	85	295	982	507
Net income	$1,191	$960	$1,413	$1,173	$1,138

(1)	Net of allowances for loan losses, loan in process and deferred loan fees.

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets	0.55%	0.47%	0.74%	0.67%	0.64%
Return on average stockholders' equity	2.33	1.92	4.51	5.10	5.08
Interest rate spread(1)	3.08	3.52	3.48	3.40	3.27
Net interest margin(2)	3.28	3.73	3.60	3.50	3.37
Efficiency ratio(3)	81.6	86.6	79.6	78.3	81.8
Average interest-earning assets to average interest-bearing liabilities	144.0	144.6	130.0	125.1	122.1
Total loans to deposits ratio	66.0	84.9	84.6	76.8	76.0
Average stockholders' equity to average assets	23.5	24.6	16.3	13.1	12.5
Stockholders' equity to total assets at end of period	20.8	24.4	24.3	13.7	12.9

Capital ratios(4):
Community Bank Leverage Ratio	17.6%	N/A	N/A	N/A	N/A
Total risk-based capital (to risk-weighted assets)	N/A	33.4%	31.9%	23.4%	22.2%
Tier 1 core capital (to risk-weighted assets)	N/A	32.2	30.7	22.1	21.0
Common equity Tier 1 (to risk-weighted assets)	N/A	32.2	30.7	22.1	21.0
Tier 1 leverage (to average adjusted total assets)	N/A	17.9	18.0	13.5	12.8

Asset quality ratios:
Allowance for loan losses as a percent of total loans	1.4%	1.2%	1.2%	1.5%	2.1%
Allowance for loan losses as percent of non-performing loans	126.5	126.7	116.0	91.7	104.4
Net charge-offs to average outstanding loans during the period	—	—	—	0.1	0.2
Non-performing loans as a percent of total loans	1.1	0.9	1.0	1.6	2.1
Non-performing assets as a percent of total assets	0.5	0.6	0.6	1.2	1.5

Other data:
Number of full-service offices	3	3	3	3	3
Full-time equivalent employees	47	42	43	38	34

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of funds on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and 34% for the years ended December 31, 2017 and 2016.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 and 34% for the years ended December 31, 2017 and 2016.
(3)	Represents noninterest expense divided by the sum of net interest income and total noninterest income.
(4)	Effective January 1, 2020, the Bank elected to use the CBLR, as provided by the Economic Growth, Regulatory Relief, and Consumer Protection Act. The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. A bank or savings institution that elects to use the CBLR will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 8.0%. As a result of this election as of January 1, 2020, a comparative ratio to prior years is not available.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one-to-four family residences (including home equity loans and lines of credit), commercial and multi-family, consumer and commercial business loans and, to a lesser extent, construction and land loans. We offer a wide variety of consumer loan products, including automobile loans, boat loans, manufactured homes not secured by permanent dwellings and recreational vehicle loans. We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial and multi-family and commercial business lending.

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

Our strategic plan targets individuals, small and medium size businesses in our market area for loan and deposit growth. In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multi-family loans in our portfolio. A significant portion of these commercial and multi-family and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multi-family real estate, commercial construction and commercial business loans) decreased to $45.2 million, or 39.3% of our total loan portfolio at December 31, 2020, from $50.9 million or 40.8% of our total loan portfolio, at December 31, 2019. The impact of additional commercial and multi-family, commercial construction and commercial business loans has had a positive impact on our interest income and has helped to further diversify our loan portfolio mix. At December 31, 2020, our commercial real estate and commercial real estate construction portfolios totaled $31.0 million, which represents a 11.8% decrease since December 31, 2019. At December 31, 2020, our commercial business loans were $5.2 million, which represents a 19.3% decrease since December 31, 2019.

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

Our commercial and banking products are offered primarily in Indiana, where municipal and state-wide responses to the pandemic have led to a broad curtailment of economic activity beginning in March 2020. On May 1, 2020, Governor Eric J. Holcomb announced a five-phase plan to gradually ease restrictions with the goal of allowing nearly all activities to resume by July 4, 2020. Due to a growing number of infections in the state, Governor Holcomb issued an executive order on July 1, 2020 implementing “Stage 4.5” which continued face mask mandates and limitations on social gatherings to 250 people. On September 26, 2020, the state entered “Stage 5” which removed size limitations for social gatherings and meetings. Restaurants, bars and other indoor and outdoor venues are allowed to open to full capacity, although social distancing and face masks are still required. On October 15, 2020, Governor Holcomb issued an executive order extending the termination of Stage 5 from October 17, 2020 to November 14, 2020. On November 13, 2020, Governor Holcomb issued an executive order, which reaffirmed the termination of Stage 5 on November 14, 2020, and established targeted restrictions for counties that had high positivity rates of COVID-19 and continued the requirement of face masks throughout the state. On December 10, 2020, in response to rising positivity rates, Governor Holcomb issued an executive order which implemented restrictions on gatherings and events for each county in Indiana based upon its current color-coded rating. Through a series of additional executive orders, the governor has continued his December 10, 2020 executive order, with the current order scheduled to expire on March 31, 2021.

As a result of the economic contraction, according to the Indiana Department of Workforce Development, unemployment levels in Indiana increased considerably during the pandemic, growing to a maximum state-wide seasonally adjusted rate of 17.5% in April 2020. The state-wide seasonally-adjusted unemployment rate as of December 2020 was 4.3%, compared to 3.2% in December 2019. The combined non-seasonally-adjusted unemployment rates in Washington, Lawrence and Orange counties (comprising a majority of our market area), are slightly higher than the state average as of December 2020. While the social and economic impacts from COVID-19 have been concentrated in large metropolitan areas, we anticipate to continue experiencing similar effects in smaller communities like in our market area.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.
●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. Through December 31, 2020, the Bank has issued 29 loans under the PPP totaling $474,000. As of December 31, 2020, 12 loans with a total principal balance of $268,000 received full forgiveness from the SBA. The remaining 16 loans had an outstanding principal balance of $168,000 as of December 31, 2020. One PPP loan totaling approximately $21,000 was charged off due to the death of the borrower but is expected to be recovered in full. We expect that the majority of our remaining PPP borrowers will seek full or partial forgiveness of their loan obligations.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Through December 31, 2020, the Bank has modified 89 loans related to the COVID-19 pandemic. Most modifications allowed deferral of principal and interest payments for 90 days. As of December 31, 2020, 78 modified loans with a principal balance of $16.2 million remained outstanding, and all modified loans have returned to their pre-modification payment terms. Five of these loans totaling $270,000 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of December 31, 2020. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of December 31, 2020, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

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

Our current business strategy consists of the following:

●	Continuing to emphasize the origination of one-to-four family residential mortgage loans. We have been and will continue to be a significant one-to-four family residential mortgage lender to borrowers in our market area. As of December 31, 2020, $66.1 million, or 28.1%, of our total assets consisted of one-to-four family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one-to-four family residential mortgage loans, in our loan portfolio, however, beginning in October 2019 we began brokering one-to-four family residential mortgage loans.
●	Increasing commercial and multi-family real estate and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial and multi-family real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as manufacturers and professional service providers. Our commercial and multi-family real estate and commercial business loan portfolios were $39.1 million and $5.2 million, respectively, at December 31, 2020.

●	Increasing our lower-cost core deposits. NOW, Demand, savings and money market accounts are a lower cost source of funds than certificates of deposit, and we have made a concerted effort to increase these lower-cost transaction deposit accounts. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as bill pay, internet and mobile banking.
●	Managing credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.5% and 0.6% at December 31, 2020 and 2019, respectively. At December 31, 2020, we had $1.2 million of non-performing one-to-four family residential loans and $96,000 in non-performing commercial real estate loans.
●	Growing organically and through opportunistic branch acquisitions. We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in our primary market areas and Louisville, Kentucky. We will consider expanding our branch network through the acquisition of other financial institutions, opening of additional branches or loan production offices or the acquisition of branches if the right opportunity occurs.

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

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the statement of condition and it is recorded as a reduction of loans. The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss analysis and calculation.

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

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Cash and Cash Equivalents. At December 31, 2020 and 2019, cash and cash equivalents totaled $9.7 million and $18.8 million, respectively. Cash and cash equivalents decreased due primarily to net purchases in investments and treasury stock, partially offset from funds provided by increases in deposits and operating activities. We have focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multi-family residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. In August 2016, we opened a loan production office in New Albany, Indiana as part of our effort to increase our business lending and diversify the loan portfolio. Net loans receivable decreased $10.0 million, or 8.1%, to $113.3 million at December 31, 2020 from $123.3 million at December 31, 2019. The decrease in net loans receivable was due primarily to decreases in one-to-four family residential loans, commercial real estate loans and commercial real estate construction loans.

One-to-four family residential loans comprise the largest segment of our loan portfolio. At December 31, 2020, these loans totaled $66.1 million, or 57.6% of total loans, compared to $71.6 million, or 57.4% of total loans, at December 31, 2019. The Bank originates both fixed- and adjustable-rate one-to-four family residential loans. We have recently increased our efforts to originate adjustable-rate one-to-four family residential loans and originated $9.3 million and $7.5 million of adjustable-rate loans in 2020 and 2019, respectively. Management intends to continue its focus on offering adjustable-rate mortgage loans at attractive rates.

Multi-family residential mortgage loans totaled $9.0 million, or 7.8% of total loans, at December 31, 2020 compared to $9.3 million, or 7.4% of total loans at December 31, 2019. Despite the decrease in the year-over-year balance, we continue our effort to originate this type of loan.

Commercial real estate loans totaled $30.2 million, or 26.3% of total loans, at December 31, 2020 compared to $32.3 million, or 25.9% of total loans, at December 31, 2019. During 2020 and 2019, we originated $5.8 million and $5.7 million, respectively, of commercial real estate loans with an emphasis on adjustable-rate loans.

Our construction loan portfolio consists of residential and commercial construction loans. Construction loans totaled $2.9 million, or 2.5% of total loans (excluding unfunded construction loan commitments of $2.9 million), at December 31, 2020, compared to $3.2 million, or 2.6% of total loans (excluding unfunded construction loan commitments of $1.8 million), at December 31, 2019. Commercial construction loan originations decreased to $850,000 during 2020 from $2.7 million in 2019.

Commercial business loans totaled $5.2 million, or 4.5% of total loans at December 31, 2020, compared to $6.5 million, or 5.2% of total loans, at December 31, 2019. During 2020 and 2019, we originated commercial business loans of $3.3 million and $2.3 million, respectively.

Consumer loans totaled $1.4 million, or 1.3% of total loans at December 31, 2020, compared to $1.9 million, or 1.5% of total loans, at December 31, 2019. Originations of consumer loans were $603,000 in 2020 compared to $1.0 million in 2019.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Available for sale securities increased by $46.0 million, or 78.8%, to $104.5 million at December 31, 2020 from $58.4 million at December 31, 2019. Investment securities increased due primarily to the purchase of $57.4 million of available for sale securities and a $2.6 million increase in the unrealized gain on available for sale securities which were partially offset by the $4.5 million sale of available for sale securities and $9.3 million from scheduled principal payments and maturities of mortgage-backed and tax-exempt securities. During 2020, we continued our strategy to increase our investment in municipal obligations as a component of our available for sale securities portfolio due to their higher tax-equivalent yield. At December 31, 2020, our investment in municipal obligations was $66.4 million compared to $37.9 million at December 31, 2019.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities. Held to maturity securities decreased $11,000 for the year ended December 31, 2020. The decrease during 2020 was due to principal repayments on mortgage-backed securities. We have not purchased investment securities as held to maturity during the past three years.

Premises and Equipment. Premises and equipment were $1.9 million at both December 31, 2020 and 2019. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further information.

Other Assets. Other assets decreased $24,000 to $418,000 at December 31, 2020 from $442,000 at December 31, 2019 primarily due to a decrease in the net deferred tax asset during 2020.

Deposits. Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $27.1 million or 18.5%, during the year ended December 31, 2020, primarily as a result of increases in both interest-bearing and noninterest-bearing accounts.

Borrowings. On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB, bearing an interest rate of 0.26% and matured on January 6, 2021.

Stockholders’ Equity. Stockholders’ equity decreased $1.8 million to $49.0 million at December 31, 2020 from $50.8 million at December 31, 2019. The decrease was due primarily to the repurchase of 403,171 shares of our common stock at a total cost of $5.0 million or an average cost of $12.48 per share, partially offset by an increase in accumulated other comprehensive income, net of tax, of $1.9 million due primarily to increases in the fair market value of available-for-sale investments and net income of $1.2 million, less dividends of $255,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are calculated using daily balances. Nonaccrual loans are included in average daily balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 21% for the years ended December 31, 2020, 2019 and 2018. Weighted average yields for tax exempt loans and investment securities at December 31, 2020 have been calculated on a tax equivalent basis using a federal marginal tax rate of 21%.

	At	Years Ended December 31,
	December 31,	2020			2019			2018
	Weighted
	Average	Average			Average			Average
	Yield/Cost	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost

		(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits with banks	0.02%	$19,049	$60	0.31%	$14,481	$278	1.92%	$14,552	$236	1.62%
Loans receivable, net (1)	4.48	121,467	5,562	4.58	127,556	6,146	4.82	123,361	5,809	4.71
Mortgage-backed securities	1.53	20,078	422	2.10	21,773	555	2.55	23,493	448	1.91
Other investment securities	3.26	46,661	1,695	3.63	30,683	1,185	3.86	23,510	877	3.73
Federal Home Loan Bank stock	2.55	778	25	3.21	778	42	5.40	778	40	5.14
Total interest-earning assets	3.50	208,033	7,764	3.73%	195,271	8,206	4.20	185,694	7,410	3.99

Noninterest-earning assets		9,637			7,971			6,222
Total assets		$217,670			$203,242			$191,916

Interest-bearing liabilities:
Interest-bearing checking	0.04	$43,679	35	0.08%	$39,903	44	0.11	$45,722	44	0.10
Savings and money market	0.17	42,981	85	0.20	37,564	60	0.16	42,736	87	0.20
Certificates of deposit	1.03	47,836	642	1.34	52,462	731	1.39	53,497	583	1.09
Total deposits	0.38	134,496	762	0.57%	129,929	835	0.64	141,955	714	0.50
FHLB borrowings	1.60	10,006	174	1.74	5,138	90	1.75	912	15	1.64
Total interest-bearing liabilities		144,502	936	0.65	135,067	925	0.68	142,867	729	0.51

Noninterest-bearing liabilities		22,072			18,095			17,687
Total liabilities		166,574			153,162			160,554

Total equity		51,096			50,080			31,362
Total liabilities and equity		$217,670			$203,242			$191,916
Net interest income (taxable equivalent basis)			6,828			7,281			6,681
Less: taxable equivalent adjustment			(313)			(206)			(134)
Net interest income			$6,515			$7,075			$6,547
Net interest rate spread				3.08%			3.52%			3.48%
Net interest margin				3.28%			3.73%			3.60%
Average interest-earning assets to average interest-bearing liabilities				144.0%			144.6%			130.0%

(1)	Loan amount is net of deferred loan origination fees and costs, undisbursed loan funds and includes nonperforming loans.

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

	Years Ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

	(Dollars in thousands)
Interest income
Interest bearing deposits with banks(1)	$(350)	$132	$(218)	$43	$(1)	$42
Loans receivable, net	(296)	(284)	(580)	135	195	330
Mortgage-backed securities	(92)	(41)	(133)	137	(30)	107
Other investment securities(2)	(83)	465	382	7	238	245
Total interest-earning assets	(821)	272	(549)	322	402	724

Interest expense
Interest-bearing checking	(14)	5	(9)	—	—	—
Savings and money market	16	9	25	(31)	4	(27)
Certificates of deposit	(26)	(63)	(89)	159	(11)	148
FHLB borrowings	(1)	85	84	1	74	75
Total interest-bearing liabilities	(25)	36	11	129	67	196

Net increase (decrease) in net interest income	$(796)	$236	$(560)	$193	$335	$528

(1)	Includes interest-bearing deposits (cash) at other financial institutions.
(2)	Includes FHLB Stock.

Comparison of Operating Results Years Ended December 31, 2020 and 2019

Overview. The Company reported net income of $1.2 million ($0.38 per common share diluted) for the year ended December 31, 2020, compared to net income of $960,000 ($0.29 per common share diluted) for the year ended December 31, 2019. The significant factors that contributed to the increase in net income for 2020 was a decrease in noninterest expenses, partially offset by a decrease in net interest income after provision for loan losses.

Net Interest Income. Net interest income decreased $560,000, or 7.9%, to $6.5 million for 2020 from $7.1 million for 2019 primarily as the result of a decrease in the average yield earned on interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities decreased slightly to 144.0% for 2020 from 144.6% for 2019. The interest rate spread decreased to 3.08% for 2020 from 3.52% for 2019.

Total interest income decreased $549,000, or 6.9%, to $7.5 million for 2020 from $8.0 million for 2019. The decrease is primarily due to a decrease in the average yield earned on interest-earning assets. The average balance of interest-earning assets increased to $208.0 million for 2020 from $195.3 million for 2019. The average tax-equivalent yield on interest-earning assets decreased to 3.73% for 2020 from 4.20% for 2019 primarily due to lower market interest rates and a shift in the asset mix from loans to investment securities.

Interest income on loans was $5.6 million for 2020 compared to $6.1 million for 2019. The decrease was due to a decrease in the average tax-equivalent yield on loans to 4.58% for 2020 from 4.82% for 2019, and a decrease in average loans outstanding of $6.1 million, or 4.8%, to $121.5 million in 2020 from $127.6 million in 2019.

Interest income on investment securities increased $249,000, or 15.7%, to $1.8 million for 2020 from $1.6 million for 2019, primarily due to a $14.3 million increase in the average balance of total investment securities to $67.5 million for 2020 from $53.2 million for 2019 partially offset by an 18 basis point decrease in the average tax-equivalent yield on investment securities.

Interest income on interest-bearing deposits with banks decreased $218,000, or 78.4%, due primarily to a decrease in the average yield to 0.31% for 2020 from 1.92% for 2019.

Total interest expense increased $11,000, or 1.2%, due to an increase in the average balance of interest-bearing liabilities, partially offset by a decrease in the cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.65% for 2020 from 0.68% for 2019. The average balance of interest-bearing liabilities increased $9.4 million to $144.5 million for 2020 from $135.1 million for 2019, due primarily to increases in both the average balance of Federal Home Loan Bank borrowings and the average balance of savings and interest-bearing demand deposit accounts, partially offset by a decrease in the average balance of time deposits.

Provision for Loan Losses. Based on an analysis of the factors described in “Summary of Significant Accounting Policies – Allowance for Loan Losses”, the Company recognized a provision for loan losses of $132,000 for 2020 compared to $12,000 for 2019. Non-performing loans increased to $1.3 million, or 1.1% of total loans at December 31, 2020, compared to $1.2 million, or 0.9% of total loans at December 31, 2019. During the year ended December 31, 2020, net charge-offs totaled $41,000 compared to $18,000 for 2019. Impaired loans decreased $291,000 or 11.9%, from $2.4 million at December 31, 2019 to $2.2 million at December 31, 2020.

Noninterest Income. Noninterest income increased $62,000, or 7.7%, to $865,000 for 2020 as compared to $803,000 for 2019. The year-over-year increase in noninterest income was primarily due to increases of $97,000 in net gain on sales of securities available for sale, $39,000 in ATM and debit card fee income and $57,000 in other income, partially offset by a $127,000 decrease in deposit account service charges.

Noninterest Expense. Noninterest expense decreased $799,000, or 11.7%, to $6.0 million for 2020 as compared to $6.8 million for 2019. The decrease was due primarily to decreases in data processing expenses of $801,000, decreases in professional fees of $79,000, decreases in impairment loss on real estate held for sale of $67,000, decreases in stockholders’ meeting expenses of $53,000, and other expenses of $70,000, partially offset by increases of $225,000 in compensation and benefits expense and $48,000 in directors’ compensation expense. Data processing expenses decreased due primarily to contract termination expenses recognized during 2019 related to the Bank’s core processing system conversion which was completed in the fourth quarter of 2019. In October 2019, we upgraded our core processing system with the objective to improve internal reporting capabilities for both management and the board of directors and create a scalable corporate infrastructure that will significantly expand our ability to handle continued growth and improve our levels of operational efficiency. Further, our new system enhances our capabilities and capacity to offer new products and services for loan and deposit customers and will enable us to offer more state-of-the-art technology-based services and delivery channels such as remote deposit capture and other business banking services. As a result of this conversion, we recognized approximately $389,000 in several one-time expenses related to contract termination expenses during 2019.

Income Tax Expense. Income tax expense was $35,000 for 2020 compared to $85,000 for 2019 resulting from reductions in pre-tax income and in the effective tax rate. The effective tax rate for 2020 decreased to 2.9% compared to 8.1% for 2019 due largely to increased tax-exempt investment income proportionate to overall pre-tax income. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At December 31, 2020 and 2019, we had $114.1 million and $77.2 million, respectively, in cash and investment securities available for sale generally available for our cash needs. We can also obtain funds from borrowings, primarily FHLB advances. At December 31, 2020, we had $11.0 million in FHLB advances outstanding and the ability to borrow an additional $14.0 million in FHLB advances, subject to certain collateral requirements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2020, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $17.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2020, totaled $22.6 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2020:

	Total	Due in
	Amounts	One
	Committed	Year

	(Dollars in thousands)
Commitments to originate loans
Fixed rate	$180	$180
Adjustable rate	2,244	2,244
Undisbursed balance of commercial and personal lines of credit	11,752	—
Undisbursed balance of commercial construction loans	2,928	—
Undisbursed balance of residential construction loans	451	—
Standby letters of credit	26	26
	$17,581	$2,450

Capital

Mid-Southern Savings Bank is subject to minimum capital requirements imposed by regulations of the OCC. Based on its capital levels at December 31, 2020, Mid-Southern Savings Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Mid-Southern Savings Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC. Based on capital levels at December 31, 2020, Mid-Southern Savings Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Mid-Southern Savings Bank’s “well-capitalized” status. See Item 1. “Business – Regulation – Federal Regulation of Savings Institutions – Capital Requirements.” and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional details on Mid-Southern Savings Bank’s regulatory capital requirements.

On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0% effective April 1, 2020). On October 9, 2020, the OCC along with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the CARES Act, and provides a graduated increase from the temporary 8.0% requirement to the 9.0% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

As of December 31, 2020, the Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 17.6%. As a result of this election as of January 1, 2020, a comparative ratio to December 31, 2019 is not available.

The following table shows the capital ratios of Mid-Southern Savings Bank at December 31, 2019 (dollars in thousands):

					Minimum Required
					to Be Well-
					Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital to total adjusted assets(1)	$37,562	17.9%	$8,401	4.00%	$10,501	5.00%
Tier 1 Capital to risk-weighted assets(2)	37,562	32.2	9,919	8.50	9,335	8.00
Total Capital to risk-weighted assets(2)	39,021	33.4	12,253	10.50	11,669	10.00
Common Equity Tier 1 (to risk-weighted assets) (2)	37,562	32.2	8,168	7.00	7,585	6.50

(1)	Based on total adjusted assets of $210.0 million.
(2)	Based on risk-weighted assets of $116.7 million.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2020, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our Economic Value of

Equity (“EVE”) ratio should not fall below 10.0%, 20.0%, and 30.0%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2020.

Mid-Southern Savings Bank uses an EVE interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of cash flows for on and off-balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Mid-Southern Savings Bank’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer-term re-pricing and option risk in the balance sheet. The table presented below, as of December 31, 2020, is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, from no change to up 400 basis points. A decline beyond 100 basis points is not reported as any further decline in rates is unlikely as the current federal funds rate is from 0.0% to 0.25%.

Immediate Change				Economic Value of Equity as a
In the Level	Economic Value of Equity			% of Present Value of Assets

Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change

	(Dollars in thousands)
400bps	$36,366	$(18,928)	(34.2)%	14.9%	(7.8)%
300bps	40,781	(14,513)	(26.2)	16.8	(6.0)
200bps	45,533	(9,761)	(17.7)	18.7	(4.0)
100bps	50,372	(4,922)	(8.9)	20.7	(2.0)
Static	55,294	—	—	22.7	—
(100)bps	57,650	2,356	4.3	23.7	1.0

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

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potential material effect on our financial condition and results of operations. The information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mid-Southern Bancorp, Inc.

Salem, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-Southern Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New Albany, Indiana

March 26, 2021

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In thousands, except share information)

	2020	2019
ASSETS
Cash and due from banks	$1,778	$1,577
Interest-bearing deposits with banks	7,883	17,240
Cash and cash equivalents	9,661	18,817

Securities available for sale, at fair value	104,456	58,417
Securities held to maturity	31	42

Loans, net	113,259	123,272

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	99	135
Premises and equipment	1,898	1,874
Accrued interest receivable:
Loans	314	410
Securities	584	455
Cash value of life insurance	3,865	3,794
Other assets	418	442

Total Assets	$235,363	$208,436

LIABILITIES
Deposits:
Noninterest-bearing	$25,939	$17,796
Interest-bearing	148,174	129,173
Total deposits	174,113	146,969

Advances from Federal Home Loan Bank	11,000	10,000

Accrued interest payable	10	7
Accrued expenses and other liabilities	1,236	647
Total Liabilities	186,359	157,623

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 3,173,057 shares outstanding (3,557,728 in 2019)	36	36
Additional paid-in-capital	30,559	30,415
Retained earnings, substantially restricted	22,299	21,363
Accumulated other comprehensive income	3,213	1,281
Unearned ESOP shares	(1,769)	(1,883)
Unearned stock compensation plan	(422)	(300)
Treasury stock, at cost - 392,373 shares (7,702 in 2019)	(4,912)	(99)
Total Stockholders’ Equity	49,004	50,813

Total Liabilities and Stockholders’ Equity	$235,363	$208,436

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands, except per share information)

	2020	2019
INTEREST INCOME
Loans, including fees	$5,551	$6,131
Investment securities:
Mortgage-backed securities	422	555
Municipal tax exempt	1,134	719
Other debt securities	259	275
Federal Home Loan Bank dividends	25	42
Interest-bearing deposits with banks and time deposits	60	278
Total interest income	7,451	8,000

INTEREST EXPENSE
Deposits	762	835
Borrowings	174	90
Total interest expense	936	925

Net interest income	6,515	7,075

Provision for loan losses	132	12
Net interest income after provision for loan losses	6,383	7,063

NONINTEREST INCOME
Deposit account service charges	184	311
Net gain on sales of securities available for sale	104	7
Increase in cash value of life insurance	68	72
ATM and debit card fee income	419	380
Other income	90	33
Total noninterest income	865	803

NONINTEREST EXPENSE
Compensation and benefits	3,453	3,228
Occupancy and equipment	455	456
Data processing	381	1,182
Professional fees	597	676
Impairment loss on real estate held for sale	37	104
Loss on disposal of premises and equipment	13	—
Directors' compensation	343	295
Stockholders' meeting expense	62	115
Supervisory examinations	64	71
Deposit insurance premiums	26	33
Other expenses	591	661
Total noninterest expense	6,022	6,821

Income before income taxes	1,226	1,045

Income tax expense	35	85

Net Income	$1,191	$960

Earnings per common share:
Basic	$0.38	$0.29
Diluted	$0.38	$0.29

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands)

	2020	2019

Net Income	$1,191	$960

Other Comprehensive Income, net of tax
Unrealized gains on securities available for sale:
Net unrealized holding gains arising during the period	2,675	1,933
Income tax expense	(665)	(481)
Net of tax amount	2,010	1,452

Reclassification adjustment for realized gains included in net income during the period	104	7
Income tax expense	(26)	(2)
Net of tax amount	78	5

Other Comprehensive Income, net of tax	1,932	1,447

Total Comprehensive Income	$3,123	$2,407

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER, 31, 2020 AND 2019

(In thousands, except share information)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total

Balances at January 1, 2019	$36	$30,302	$20,672	$(166)	$(1,997)	$(1)	$(3)	$48,843

Net income	—	—	960	—	—	—	—	960

Other comprehensive income	—	—	—	1,447	—	—	—	1,447

Cash dividends ($0.08 per share)	—	—	(269)	—	—	—	—	(269)

Shares released by ESOP trust	—	32	—	—	114	—	—	146

Purchase of 38,400 treasury shares	—	—	—	—	—	—	(497)	(497)

Grant of treasury stock for stock compensation	—	13	—	—	—	(414)	401	—

Stock compensation expense	—	68	—	—	—	115	—	183

Balances at December 31, 2019	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	—	—	1,191	—	—	—	—	1,191

Other comprehensive income	—	—	—	1,932	—	—	—	1,932

Cash dividends ($0.08 per share)	—	—	(255)	—	—	—	—	(255)

Shares released by ESOP trust	—	33	—	—	114	—	—	147

Purchase of 403,171 treasury shares	—	—	—	—	—	—	(5,044)	(5,044)

Grant of treasury stock for stock compensation	—	42	—	—	—	(273)	231	—

Stock compensation expense	—	69	—	—	—	151	—	220

Balances at December 31, 2020	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(In thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,191	$960
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	242	200
Provision for loan losses	132	12
Stock compensation expense	220	183
Depreciation expense	156	143
Loss on disposal of premises and equipment	13	—
ESOP compensation expense	147	146
Impairment loss on real estate held for sale	37	104
Deferred income taxes	(15)	(4)
Increase in cash value of life insurance	(68)	(72)
Net gain on sales of securities available for sale	(104)	(7)
Increase in accrued interest receivable	(33)	(34)
Increase in accrued interest payable	3	7
Net change in other assets and liabilities	(74)	(46)
Net Cash Provided By Operating Activities	1,847	1,592

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(57,390)	(12,600)
Principal collected on mortgage-backed securities available for sale	7,039	7,844
Proceeds from maturities of securities available for sale	2,220	934
Proceeds from sales of securities available for sale	4,526	278
Principal collected on mortgage-backed securities held to maturity	11	13
Proceeds from maturities of securities held to maturity	—	45
Net decrease in loans receivable	9,881	3,009
Purchase of premises and equipment	(132)	(89)
Investment in cash value of life insurance	(3)	(4)
Net Cash Used In Investing Activities	(33,848)	(570)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,144	(4,139)
Advances from Federal Home Loan Bank	1,000	10,000
Purchase of treasury stock	(5,044)	(497)
Cash dividends paid	(255)	(269)
Net Cash Provided By Financing Activities	22,845	5,095

Net Increase (Decrease) in Cash and Cash Equivalents	(9,156)	6,117

Cash and cash equivalents at beginning of year	18,817	12,700

Cash and Cash Equivalents at End of Period	$9,661	$18,817

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

In connection with the Conversion, the Company sold 2,559,871 shares of common stock at a price of $10.00 per share in an offering to certain depositors of the Bank and others, including 204,789 shares purchased by the Bank’s employee stock ownership plan ("ESOP") funded by a loan from the Company (see Note 13). Proceeds from the offering, net of $1.2 million in expenses, totaled $24.4 million. The Company used $2.0 million of the net proceeds to fund the ESOP and made a $10.2 million capital contribution to the Bank. Concurrent with the offering, shares of Bank common stock owned by public stockholders were exchanged for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares. As a result of the offering, exchange and cash in lieu of fractional shares, the Company issued 3,565,430 shares. The Conversion has been accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

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

Basis of Presentation, Consolidation and Reclassifications

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and conform to general practices within the banking industry. As an "emerging growth company" as defined in Title 1 of the Jumpstart Our Business Startups Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2020, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

Securities Held to Maturity:  Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. The Company classifies certain mortgage-backed securities as held to maturity.

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

Declines in the fair value of individual available for sale and held to maturity securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

DECEMBER 31, 2020 AND 2019

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

During 2020 and 2019, the Company recognized net partial charge-offs on loans totaling $2,000 and $10,000, respectively. At December 31, 2020, the Company had seven loans with an aggregate recorded investment of $280,000 and an aggregate unpaid principal balance of $430,000 on which net partial charge-offs of $159,000 had been recorded. At December 31, 2019, the Company had seven loans with an aggregate recorded investment of $284,000 and an aggregate unpaid principal balance of $517,000 on which net partial charge-offs of $167,000 had been recorded.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the original effective date of the guidance was for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In November 2019, the FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2020,

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

and interim periods within fiscal years beginning after December 15, 2021. Early application of the amendments in the ASU is permitted. In June 2020, the FASB issued ASU 2020-05 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application of the amendments in the ASU continues to be permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. This ASU amended the new leases standard to reinstate the exception in Leases (Topic 842) for lessors that are not manufacturers or dealers in regards to determining the fair value of the underlying assets. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset unless a significant lapse of time occurs between the acquisition of the underlying asset and lease commencement, in which case, those lessors will be required to apply the definition of fair value (exit price) in Fair Value Measurements and Disclosures (Topic 820).

In addition, this ASU amended the new leases standard to clarify the presentation on the statement of cash flows principal payments received under leases for depository and lending institutions for Sales-Type and Direct Financing Leases. Specifically for these entities and leases, all principal payments received under leases will be presented within investing activities on the statement of cash flows. Finally, this ASU amended the new leases standard to explicitly provide an exception to paragraph 250-10-50-3 interim disclosure requirements for an entity electing the transition method of implementation. The amendments have the same effective date as ASU 2016-02. The effect of the adoption of these ASUs will depend on leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements; however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5.0% and not to have a material impact on our regulatory capital ratios.

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, in June 2016. This ASU, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU 2019-05, issued in April 2019, further provides entities that have certain financial instruments measured at amortized cost that have credit losses with an option to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission (“SEC’) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL. Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until its evaluation is complete, the magnitude of the increase will be unknown.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company's consolidated financial statements or do not apply to its operations.

(2)  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is typically required to maintain reserve balances on hand and with the Federal Reserve Bank (“FRB”). These funds are unavailable for investment but the reserve balances maintained with the FRB are interest-earning. In response to the COVID-19 pandemic, the FRB reduced the reserve requirement to 0% effective March 26, 2020. The average amount of those reserve balances for the year ended December 31, 2020, and 2019 were approximately $72,000 and $423,000, respectively.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(3)  INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$10,094	$146	$—	$10,240
Agency CMO	27,588	207	24	27,771
	37,682	353	24	38,011

Other debt securities:
Municipal obligations	62,497	3,954	6	66,445

Total securities available for sale	$100,179	$4,307	$30	$104,456

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$31	$—	$—	$31

Total securities held to maturity	$31	$—	$—	$31

December 31, 2019

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,803	$3	$36	$9,770
Agency CMO	10,520	209	17	10,712
	20,323	212	53	20,482

Other debt securities:
Municipal obligations	36,390	1,649	104	37,935

Total securities available for sale	$56,713	$1,861	$157	$58,417

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$42	$—	$—	$42

Total securities held to maturity	$42	$—	$—	$42

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

The amortized cost and fair value of debt securities as of December 31, 2020 by contractual maturity are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty and thus the contractual maturities are not presented below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,189	4,339	—	—
Due after five years through ten years	6,956	7,598	—	—
Due after ten years	51,352	54,508	—	—
	62,497	66,445	—	—
MBS and CMO	37,682	38,011	31	31

	$100,179	$104,456	$31	$31

Information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2020	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	9	$16,223	$24
Municipal obligations	2	1,494	6
Total less than 12 months	11	17,717	30

Total securities available for sale	11	$17,717	$30

December 31, 2019

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	3	$3,304	$9
Agency CMO	2	1,942	6
Municipal obligations	10	7,030	104
Total less than 12 months	15	12,276	119

Continuous loss position more than 12 months:
Agency MBS	6	3,696	27
Agency CMO	1	1,089	11
Total more than 12 months	7	4,785	38

Total securities available for sale	22	$17,061	$157

At December 31, 2020 and 2019, the Company had no debt securities in the held to maturity classification in a loss position. At December 31, 2020 and 2019, the debt securities in the available for sale classification in a loss position had depreciated approximately 0.17% and 0.91%, respectively, from the amortized cost basis. All of the debt securities

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

in a loss position at December 31, 2020 and 2019 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2020, additional deterioration in market and economic conditions, including those related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future.

During the year ended December 31, 2020, the Company realized gross gains of $109,000 and gross losses of $5,000 on the sale of securities available for sale. During the year ended December 31, 2019, the Company realized gross gains of $7,000 on the sale of securities available for sale.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019
Real estate mortgage loans:
One-to-four family residential	$66,130	$71,606
Multi-family residential	8,964	9,260
Residential construction	2,083	367
Commercial real estate	30,171	32,311
Commercial real estate construction	851	2,867
Commercial business loans	5,212	6,456
Consumer loans	1,442	1,875
Total loans	114,853	124,742

Deferred loan origination fees and costs, net	(5)	28
Allowance for loan losses	(1,589)	(1,498)

Loans, net	$113,259	$123,272

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

The following represents the aggregate activity for related party loans during the year ended December 31, 2020. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Balance, January 1, 2020 (as adjusted)	$1,389
New loans	147
Payments	(77)

Balance, December 31, 2020	$1,459

The Company has pledged certain loans to secure future advances or other borrowings from the FHLB. At December 31, 2020 and 2019, the eligible blanket collateral included residential mortgage loans with a carrying value of approximately $63.9 million and $70.4 million, respectively. See Note 9.

The following table provides the components of the Company’s recorded investment in loans at December 31, 2020:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$66,130	$8,964	$2,934	$30,171	$5,212	$1,442	$114,853

Accrued interest receivable	183	13	7	92	14	5	314

Net deferred loan fees/costs	7	(6)	(12)	(40)	11	35	(5)

Recorded investment in loans	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

The following table provides the components of the Company’s recorded investment in loans at December 31, 2019:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$71,606	$9,260	$3,234	$32,311	$6,456	$1,875	$124,742

Accrued interest receivable	254	25	11	88	26	6	410

Net deferred loan fees/costs	23	(11)	(36)	(6)	10	48	28

Recorded investment in loans	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2020 is as follows:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

Allowance for loan losses:	(In thousands)
Beginning balance	$955	$83	$44	$289	$102	$25	$1,498
Provisions	47	15	11	17	32	10	132
Charge-offs	(14)	—	—	—	(21)	(18)	(53)
Recoveries	4	—	—	—	—	8	12

Ending balance	$992	$98	$55	$306	$113	$25	$1,589

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$21	$—	$—	$8	$26	$—	$55

Collectively evaluated for impairment	971	98	55	298	87	25	1,534

Ending balance	$992	$98	$55	$306	$113	$25	$1,589

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,489	$—	$—	$281	$382	$—	$2,152

Collectively evaluated for impairment	64,831	8,971	2,929	29,942	4,855	1,482	113,010

Ending balance	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2019 is as follows:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

Allowance for loan losses:	(In thousands)
Beginning balance	$1,012	$59	$48	$259	$98	$28	$1,504
Provisions	(47)	24	(4)	30	4	5	12
Charge-offs	(58)	—	—	—	—	(17)	(75)
Recoveries	48	—	—	—	—	9	57

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$25	$—	$—	$19	$34	$—	$78

Collectively evaluated for impairment	930	83	44	270	68	25	1,420

Ending balance	$955	$83	$44	$289	$102	$25	$1,498

Recorded Investment in Loans as Evaluated for Impairments:
Individually evaluated for impairment	$1,431	$—	$—	$600	$412	$—	$2,443

Collectively evaluated for impairment	70,452	9,274	3,209	31,793	6,080	1,929	122,737

Ending balance	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

At December 31, 2020 and 2019, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, trends in the volume and term of new loan originations, changes in lending management, past due loan trends, the quality of the loan review system, collateral valuations, loan concentrations and other internal and external factors.  During the year ended December 31, 2020, management adjusted the qualitative factors due to economic uncertainties related to the COVID-19 pandemic. At December 31, 2020, there was still considerable uncertainty about how severely the COVID-19 pandemic has impacted the loan portfolio. As a result, management has increased the allowance qualitative factor adjustments for each portfolio segment while considering the potential length of the pandemic, continued elevated unemployment rates, the impact of further state and local restrictions, the impact of government stimulus activities and the timeline for economic recovery.

At December 31, 2020, the Company's allowance for loan losses totaled $1.6 million, of which $1.5 million related to qualitative factor adjustments. At December 31, 2019, the Company's allowance for loan losses totaled $1.5 million,

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

of which $1.4 million related to qualitative factor adjustments. These changes were made to reflect management's estimates of inherent losses in the loan portfolio at December 31, 2020 and 2019.

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2020.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,265	$1,380	$—	$1,204	$5
Commercial real estate	96	88	—	229	—
Commercial business	15	16	—	25	1
	$1,376	$1,484	$—	$1,458	$6

Loans with an allowance recorded:

One-to-four family residential	$224	$223	$21	$249	$8
Commercial real estate	185	195	8	313	15
Commercial business	367	381	26	376	20
	$776	$799	$55	$938	$43

Total:

One-to-four family residential	$1,489	$1,603	$21	$1,453	$13
Commercial real estate	281	283	8	542	15
Commercial business	382	397	26	401	21
	$2,152	$2,283	$55	$2,396	$49

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2019. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2019.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$1,172	$1,457	$—	$1,310	$21
Commercial real estate	235	389	—	341	3
Commercial business	32	32	—	41	2
Consumer	—	—	—	2	—
	$1,439	$1,878	$—	$1,694	$26

Loans with an allowance recorded:

One-to-four family residential	$259	$284	$25	$338	$11
Commercial real estate	365	364	19	333	18
Commercial business	380	426	34	400	23
Consumer	—	—	—	—	—
	$1,004	$1,074	$78	$1,071	$52

Total:

One-to-four family residential	$1,431	$1,741	$25	$1,648	$32
Commercial real estate	600	753	19	674	21
Commercial business	412	458	34	441	25
Consumer	—	—	—	2	—
	$2,443	$2,952	$78	$2,765	$78

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2020 and 2019:

		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans

	(In thousands)
December 31, 2020:

One-to-four family residential	$1,160	$—	$1,160
Commercial real estate	96	—	96

Total	$1,256	$—	$1,256

December 31, 2019:

One-to-four family residential	$947	$—	$947
Commercial real estate	235	—	235

Total	$1,182	$—	$1,182

The following table presents the aging of the recorded investment in loans at December 31, 2020 and 2019:

	30‑59 Days	60‑89 Days	Over 90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

December 31, 2020	(In thousands)

One-to-four family residential	$1,097	$560	$75	$1,732	$64,588	$66,320
Multi-family residential	—	—	—	—	8,971	8,971
Construction	—	—	—	—	2,929	2,929
Commercial real estate	27	—	—	27	30,196	30,223
Commercial business	—	—	—	—	5,237	5,237
Consumer	11	—	—	11	1,471	1,482

Total	$1,135	$560	$75	$1,770	$113,392	$115,162

December 31, 2019

One-to-four family residential	$1,425	$575	$238	$2,238	$69,645	$71,883
Multi-family residential	—	—	—	—	9,274	9,274
Construction	152	—	—	152	3,057	3,209
Commercial real estate	477	134	—	611	31,782	32,393
Commercial business	—	—	—	—	6,492	6,492
Consumer	7	—	—	7	1,922	1,929

Total	$2,061	$709	$238	$3,008	$122,172	$125,180

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of December 31, 2020 and 2019:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

December 31, 2020	(In thousands)

Pass	$64,992	$7,503	$2,929	$30,105	$5,237	$1,482	$112,248
Special mention	—	1,468	—	—	—	—	1,468
Substandard	1,328	—	—	118	—	—	1,446
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

December 31, 2019

Pass	$70,611	$9,274	$3,209	$31,949	$6,080	$1,929	$123,052
Special mention	—	—	—	—	—	—	—
Substandard	1,272	—	—	444	412	—	2,128
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$71,883	$9,274	$3,209	$32,393	$6,492	$1,929	$125,180

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at December 31, 2020 and 2019:

				Related
				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses

December 31, 2020	(In thousands)

One-to-four family residential	$329	$226	$555	$21
Commercial real estate	185	50	235	8
Commercial business	382	—	382	26

Total	$896	$276	$1,172	$55

December 31, 2019

One-to-four family residential	$484	$—	$484	$25
Commercial real estate	365	137	502	19
Commercial business	412	—	412	34

Total	$1,261	$137	$1,398	$78

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2020:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance

	(Dollars in thousands)

One-to-four family residential	5	$230	$230
Commercial real estate	1	51	51

Total	6	$281	$281

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2019:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance

	(Dollars in thousands)

Commercial real estate	2	$231	$231

Total	2	$231	$231

For TDRs that were restructured during the year ended December 31, 2020, four loans were modified related to the COVID-19 pandemic, and two loans were related to bankruptcies.  For TDRs that were restructured during the year ended December 31, 2019, the terms of modifications included the renewal or refinancing of loans where the debtor was unable to access funds elsewhere at a market interest rate for debt with similar risk characteristics. No charge-

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

offs or provisions for loan losses were recorded as a result of TDRs during the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company had no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs modified within the previous 12 months for which there was a subsequent default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2020 and 2019. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2020 and 2019.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. The guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2020. As of December 31, 2020, $16.2 million in loans were outstanding for which the Bank had granted payment extensions of primarily one to three months. Of that total, $15.6 million had resumed payments and were not considered past due as of December 31, 2020.

(5)  FORECLOSED REAL ESTATE

The Company did not have any foreclosed residential real estate properties where physical possession has occurred at December 31, 2020 and 2019.

At December 31, 2020, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $36,000. At December 31, 2019, there were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

There was no net loss or gain on foreclosed real estate for the years ended December 31, 2020 and 2019.

(6)  REAL ESTATE HELD FOR SALE

The Company reclassified from premises and equipment the $325,000 carrying value of land originally held for development of a future branch office to real estate held for sale in June 2017 upon listing the property for sale. Based on subsequent impairment assessments, impairment losses of $37,000 and $104,000 were recognized and are reported as a component of noninterest expense in the accompanying consolidated statements of income for years 2020 and 2019, respectively.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(7)  PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
(In thousands)

Land and land improvements	$507	$507
Office buildings	2,227	2,223
Furniture, fixtures and equipment	1,178	1,290
	3,912	4,020
Less accumulated depreciation	2,014	2,146

Total premises and equipment, net of accumulated depreciation	$1,898	$1,874

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

(8)  DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 was approximately $3.3 million and $8.4 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, scheduled maturities of time deposits were as follows:

(In thousands)

2021	$22,610
2022	9,809
2023	5,746
2024	706
2025	5,002

Total	$43,873

The Company held deposits of approximately $3.5 million and $3.2 million for related parties at December 31, 2020 and 2019, respectively.

Interest expense on deposits is summarized as follows:

(In thousands)	2020	2019

Savings and interest-bearing demand deposits	$120	$103
Time deposits	642	732

Total	$762	$835

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(9)  ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2020 and 2019, the Bank had $11.0 million and $10.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance which matures on June 27, 2024 and bears an interest rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB as a fixed-rate bullet advance, bearing an interest rate of 0.26% and matured on January 6, 2021. The advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2020, the carrying value of mortgage loans pledged as security for advances was $63.9 million.

(10)  LEASE COMMITMENT

During 2019, the Company entered into a lease agreement expiring in July 2022 for loan production office space. At December 31, 2020, minimum lease payments remaining under the lease are $27,000 for the year ending December 31, 2021 and $14,000 for the year ending December 31, 2022.

Total rental expense for the operating lease for each of the years ended December 31, 2020 and 2019 was $27,000.

(11)  INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019

Current	$50	$89
Deferred	(15)	(4)
Total	$35	$85

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2020 and 2019, follows:

(In thousands)	2020	2019

Provisions at federal statutory rate	$257	$219
State income tax-net of federal tax benefit	27	25
Municipal interest income	(246)	(162)
Bank-owned life insurance income	(14)	(15)
Other	11	18
Total	$35	$85

Effective tax rate	2.9%	8.1%

Indiana tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

(In thousands)	2020	2019
Deferred tax assets (liabilities):
Director deferred compensation plan	$39	$46
Allowance for loan losses	386	366
Valuation allowance - real estate held for sale	105	97
Nonaccrual loan interest income	57	57
Equity incentive plans	18	13
Employee stock ownership plan	20	12
Net deferred loan costs	2	—
Other	7	8
Total deferred tax assets	634	599

Depreciation	(79)	(54)
FHLB stock dividends	(18)	(18)
Prepaid expenses	(22)	(20)
Unrealized gain on securities available for sale	(1,064)	(424)
Net deferred loan costs	—	(7)
Total deferred tax liabilities	(1,183)	(523)

Net deferred tax asset (liability)	$(549)	$76

At December 31, 2020 and 2019, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files a consolidated U.S. federal income tax return and a combined Indiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2017 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Company was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2020 and 2019 include approximately $1.4 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred tax liability on these amounts was approximately $294,000 at December 31, 2020 and 2019.

(12)  DEFERRED DIRECTORS COMPENSATION PLAN

The Company has a deferred compensation plan whereby certain directors defer into an account with the Company a portion of their monthly director fees to provide income for a period of ten years following retirement. The benefits under the contracts are fully vested and the Company accrues the interest cost on the deferred obligation. The balance of the accrued benefit for the plan was $163,000 and $194,000 at December 31, 2020 and 2019, respectively. Deferred compensation expense was $12,000 and $13,000 for the years ended December 31, 2020 and 2019, respectively.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(13)  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Company contributed $73,000 and $61,000 to the plan for the years ended December 31, 2020 and 2019, respectively.

Employee Stock Ownership Plan:

In connection with the Conversion, the Bank established a leveraged ESOP for eligible employees of the Company and the Bank. The ESOP trust purchased 204,789 shares of Company common stock at the initial public offering price of $10.00 per share financed by a 20-year term loan with the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. The employer loan and the related interest income are not recognized in the consolidated financial statements as the debt is serviced by employer contributions. Dividends payable on allocated shares are charged to retained earnings and are satisfied by the allocation of cash dividends to participant accounts. Dividends payable on unallocated shares are not considered dividends for financial reporting purposes. Shares held by the ESOP trust are held in a suspense account and allocated to participant accounts as principal and interest payments are made by the ESOP to the Company. Payments of principal and interest are due annually on December 31, the Company’s fiscal year end.

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

Compensation expense recognized for the years ended December 31, 2020 and 2019 was $147,000 and $146,000, respectively. Company common stock held by the ESOP trust at December 31, 2020 and 2019 was as follows:

	2020	2019

Allocated shares	27,863	16,498
Unallocated shares	176,926	188,291

Total ESOP shares	204,789	204,789

Fair value of unallocated shares	$2,550,000	$2,529,000

(14)  STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. The compensation cost that has been charged against income for those plans was $220,000 and $183,000 for 2020 and 2019, respectively.

The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was $46,000 and $28,000 for the years ended December 31, 2020 and 2019, respectively.

The Company accounts for any forfeitures when they occur, and any previously recognized compensation expense for an award is reversed in the period the award is forfeited.  The Company generally reissues treasury shares or issues new shares from its authorized but unissued shares under the plans.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the "2010 Plan") adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the exchange ratio applied in the Conversion, were approved for awards of stock options and restricted stock. As of December 31, 2020, on an adjusted basis, awards for stock options totaling 93,254 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

2019 Equity Incentive Plan

In September 2019, the Company's stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At December 31, 2020, awards for restricted stock totaling 18,500 shares of the Company common stock have been granted to participants in the 2019 Plan. At December 31, 2020, no awards of stock options have been granted under the 2019 Plan.

The vesting dates for stock option awards are determined by the Compensation Committee appointed by the board of directors. All unvested options become exercisable upon an option holder’s death or disability and in the event of a change in control. Option prices may not be less than the fair market value of the underlying stock at the date of the grant of the award. Restricted stock awards generally vest over a period of five years. The Plan provides that unvested restricted stock awards become fully vested upon a holder’s death or disability and in the event of a change in control. Compensation expense is recognized over the requisite service period with a corresponding credit to stockholders’ equity. The requisite service period for restricted shares is the vesting period.

Stock Options:

The fair market value of stock options granted during 2019 under the 2010 Plan was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on the average of the vesting term and the original contractual term as the Company does not have sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term due to the limited period of time its common shares have been publicly traded. The risk-free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following significant assumptions were used during 2019 to estimate the fair value of stock options granted:

Expected volatility	20.2%
Expected term (in years)	7.5
Expected dividends	0.60%
Risk-free rate	1.86%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $3.23.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

A summary of option activity under the 2010 Plan as of December 31, 2020, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	93,488	$13.17
Granted	—	—
Exercised	—	—
Forfeited or expired	(234)	7.03

Outstanding at end of period	93,254	$13.18	8.8	$114,000

Vested and expected to vest	93,254	$13.18	8.8	$114,000

Exercisable at end of period	44,518	$13.01	8.6	$62,000

At December 31, 2020, there was $157,000 of unrecognized compensation expense related to nonvested stock options. That compensation expense is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock:

A summary of the activity for the Company’s nonvested restricted shares during the year ended December 31, 2020, is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	22,553	$13.32
Granted	18,500	14.74
Vested	(10,911)	13.86
Forfeited	—	—

Nonvested at end of period	30,142	$14.00

The total fair value of shares vested during each of the years ended December 31, 2020 and 2019, was $160,000 and $115,000, respectively. At December 31, 2020, unrecognized compensation expense related to nonvested restricted shares was $422,000. That compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.2 years.

(15)  COMMITMENTS AND CONTINGENCIES

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. COVID-19 and

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected.

Due to the COVID-19 pandemic market interest rates have declined significantly, as the Federal Open Market Committee reduced the targeted federal funds interest rate range by 150 basis points during the month of March 2020 to 0% to 0.25%. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the financial impact will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans.

Credit-Related Financial Instruments

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

There were $26,000 in commitments under outstanding standby letters of credit at December 31, 2020. There were no commitments under outstanding standby letters of credit at December 31, 2019.

The following is a summary of the commitments to extend credit at December 31, 2020 and 2019:

(In thousands)	2020	2019
Loan commitments:
Fixed rate	$180	$—
Adjustable rate	2,244	2,869

Undisbursed commercial and personal lines of credit	11,774	9,162
Undisbursed portion of commercial construction loans	2,928	1,508
Undisbursed portion of residential construction loans	429	252

Total commitments to extend credit	$17,555	$13,791

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Company had no liabilities related to standby letters of credit guarantees at December 31, 2020 and 2019.

The Company has not been required to perform on any financial guarantees during the past two years. The Company incurred no losses on its commitments in either 2020 or 2019.

(17)  REGULATORY MATTERS

The Company is a bank holding company subject to capital adequacy requirements of the Board of Governors of the Federal Reserve ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve's capital regulations.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion are eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR will be 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of December 31, 2020. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2020 and 2019.

Prior to 2020, the Bank was required to maintain minimum amounts and ratios of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). In addition to the minimum capital ratios, the Bank was required to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases,

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer was 2.50% at December 31, 2019.

At December 31, 2020, the Bank’s CBLR ratio was 17.6%. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2020 and 2019.

As of December 31, 2020, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year. As a result of the adoption to the CBLR effective January 1, 2020, a comparative ratio to prior year is not available.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020:

Community Bank Leverage Ratio	$39,174	17.6%	N/A	N/A	$17,772	8.00%

As of December 31, 2019:

Total Capital (to risk
weighted assets)	$39,021	33.4%	$12,253	10.50%	$11,669	10.00%

Tier 1 Capital (to risk
weighted assets)	$37,562	32.2%	$9,919	8.50%	$9,335	8.00%

Common equity Tier 1
Capital (to risk
weighted assets)	$37,562	32.2%	$8,168	7.00%	$7,585	6.50%

Tier 1 Capital (to average
adjusted total assets)	$37,562	17.9%	$8,401	4.00%	$10,501	5.00%

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(19)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 22) in which the fair value measurements fall at December 31, 2020 and 2019:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

December 31, 2020

Financial assets:
Cash and cash equivalents	$9,661	$9,661	$—	$—
Securities available for sale	104,456	—	104,456	—
Securities held to maturity	31	—	31	—
Loans, net	113,259	—	—	117,432
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	898	—	898	—

Financial liabilities:
Deposits	174,113	—	—	174,548
Advance from FHLB	11,000	—	11,450	—
Accrued interest payable	10	—	10	—

December 31, 2019

Financial assets:
Cash and cash equivalents	$18,817	$18,817	$—	$—
Securities available for sale	58,417	—	58,417	—
Securities held to maturity	42	—	42	—
Loans, net	123,272	—	—	126,187
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	865	—	865	—

Financial liabilities:
Deposits	146,969	—	—	146,831
Advance from FHLB	10,000	—	10,080	—
Accrued interest payable	7	—	7	—

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 15, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transaction accounts. The fair value of securities and interest-bearing time deposits in other financial institutions is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and credit risk of the instrument. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The methods utilized to

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

measure the fair value of financial instruments at December 31, 2020 and 2019 represent an approximation of exit price, but an actual exit price may differ.

(20)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)	2020	2019
Cash payments for:
Interest	933	$918
Net income taxes paid (received)	81	(43)

(21)  SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

(Dollars in thousands, except per share data)	2020	2019

Basic
Earnings:
Net income	$1,191	$960

Shares:
Weighted average common shares outstanding	3,172,057	3,361,106

Net income per common share, basic	$0.38	$0.29

Diluted
Earnings:
Net income	$1,191	$960

Shares:
Weighted average common shares outstanding	3,172,057	3,361,106
Add: Dilutive effect of stock options	1,058	1,167
Add: Dilutive effect of restricted stock	2,085	122

Weighted average common shares outstanding, as adjusted	3,175,200	3,362,395

Net income per common share, diluted	$0.38	$0.29

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing basic and diluted earnings per share. Stock options for 91,382 shares of common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the years ended December 31, 2020 and 2019. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per common share for the years ended December 31, 2020 and 2019.

(22)  FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2020. The Company had no liabilities measured at fair value as of December 31, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2020

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$10,240	$—	$10,240
Agency CMO	—	27,771	—	27,771
Municipal obligations	—	66,445	—	66,445
Total securities available for sale	$—	$104,456	$—	$104,456

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$1,468	$1,468
Commercial real estate	—	—	273	273
Commercial business	—	—	356	356
Total impaired loans	$—	$—	$2,097	$2,097

Real estate held for sale	$—	$—	$99	$99

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2020 and 2019, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.

The Company recognized a recapture of provisions for loan losses of $23,000 for both years ended December 31, 2020 and 2019 for impaired loans.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At December 31, 2020 and 2019, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.

The Company recognized charges to write down real estate held for sale to fair value of $37,000 and $104,000 during the years ended December 31, 2020 and 2019, respectively.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2020 and 2019. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2020 and 2019.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(23)  REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2020 and 2019:

	2020	2019

	(In thousands)

Service charges on deposit accounts	$184	$311
ATM transaction and point-of-sale interchange fees	419	380
Other income	27	29
Revenue from contracts with customers	630	720

Net gains on investments	104	7
Increase in cash surrender value of life insurance	68	72
Other income	63	4
Other noninterest income	235	83

Total noninterest income	$865	$803

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges and statement rendering, are recognized at the time the transaction is executed as that is the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

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

Other Income: Other income from contracts with customers includes safe deposit box fees, check cashing and cashier's check fees, and wire transfer fees. This revenue is recognized at the time the transaction is executed or over the period the Company satisfies the performance obligation.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(24)  CONCENTRATION OF CREDIT RISK

At December 31, 2020, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $746,000. The Company did not have a concentration of credit risk with correspondent banks at December 31, 2019.

(25)  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

BALANCE SHEETS

(In thousands)

	As of
	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$6,499	$11,940
Other assets	166	73
Investment in subsidiaries	42,387	38,843

	$49,052	$50,856

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$48	$43
Stockholders’ equity	49,004	50,813

	$49,052	$50,856

STATEMENTS OF INCOME

(In thousands)

	Year Ended
	December 31,
	2020	2019

Dividends from bank subsidiary	$254	$—
Interest income from bank subsidiary	152	191
Total income	406	191

Other operating expenses	(558)	(451)

Loss before income taxes and equity in undistributed net income of subsidiaries	(152)	(260)

Income tax benefit	(99)	(58)

Loss before equity in undistributed net income of subsidiaries	(53)	(202)
Equity in undistributed net income of subsidiaries	1,244	1,162

Net Income	$1,191	$960

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,191	$960
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(1,244)	(1,162)
Net change in other assets and liabilities	(89)	23
Net Cash Used In Operating Activities	(142)	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(5,044)	(497)
Cash dividends paid	(255)	(269)
Net Cash Used In Financing Activities	(5,299)	(766)

Net Decrease in Cash and Cash Equivalents	(5,441)	(945)

Cash and cash equivalents at beginning of year	11,940	12,885

Cash and Cash Equivalents at End of Year	$6,499	$11,940

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2020 AND 2019

(26)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2020	(In thousands, except per share data)

Interest income	$1,933	$1,811	$1,833	$1,874	$7,451
Interest expense	263	249	226	198	936
Net interest income	1,670	1,562	1,607	1,676	6,515
Provision for loan losses	57	15	30	30	132
Net interest income after provision for loan losses	1,613	1,547	1,577	1,646	6,383
Noninterest income	172	283	202	208	865
Noninterest expense	1,348	1,455	1,526	1,693	6,022
Income before income taxes	437	375	253	161	1,226
Income tax expense (benefit)	52	33	(11)	(39)	35
Net income	$385	$342	$264	$200	$1,191

Earnings per common share
Basic	$0.12	$0.10	$0.09	$0.07	$0.38
Diluted	$0.12	$0.10	$0.09	$0.07	$0.38

2019

Interest income	$1,985	$1,966	$2,027	$2,022	$8,000
Interest expense	186	205	267	267	925
Net interest income	1,799	1,761	1,760	1,755	7,075
Provision for loan losses	—	—	6	6	12
Net interest income after provision for loan losses	1,799	1,761	1,754	1,749	7,063
Noninterest income	193	223	215	172	803
Noninterest expense	1,562	1,647	1,888	1,724	6,821
Income before income taxes	430	337	81	197	1,045
Income tax expense (benefit)	68	40	(24)	1	85
Net income	$362	$297	$105	$196	$960

Earnings per common share
Basic	$0.11	$0.09	$0.03	$0.06	$0.29
Diluted	$0.11	$0.09	$0.03	$0.06	$0.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Mid-Southern Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2020 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2020 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, and "Part I – Business – Information about our Executive Officers" of this Form 10-K, is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Bailey (Chairman), Fisher, C. Lamb and Koch. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s board of directors has designated Mr. Bailey, Audit Committee Chairman, as its audit committee financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors’ Compensation" in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2020.

	Number of		Number of securities
	securities to	Weighted-	remaining available for
	be issued	average	future issuance under
	upon exercise	price of	equity compensation plans
	of outstanding	outstanding	excluding securities
Plan category	options	options	reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
Mid-Southern Savings Bank, FSB 2010 Equity Incentive	93,254	$13.18	—
Plan
Mid-Southern Bancorp, Inc. 2019 Equity Incentive Plan	—		339,882

Equity compensation plans not approved by security holders:	—	—	—

Total	93,254		339,882

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    1.   Financial Statements

See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.   Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits:

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc., as Amended (2)
4.1	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc. (1)
4.2	Description of Capital Stock of Mid-Southern Bancorp, Inc. (1)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey, as Amended
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (1)
10.6	2019 Equity Incentive Plan (1)
10.7	Incentive Stock Option and Non-Qualified Stock Option Award Agreements of the 2019 Equity Incentive Plan
10.8	Restricted Stock Award Agreement of the 2019 Equity Incentive Plan
14	Code of Ethics (3)
16.1

Letter from Monroe Shine & Co., Inc., to the Securities and Exchange Commission, dated January 25, 2021, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed January 25, 2021 (File No. 001-38491)

21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K on March 26, 2020 (File No. 001-38491).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).
(3)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.mid-southern.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
Date: March 26, 2021	By:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana J. Dunbar	By:	/s/ Alexander G. Babey
	Dana J. Dunbar		Alexander G. Babey
	Chairman of the Board of Directors		President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 26, 2021		Date: March 26, 2021

By:	/s/ Robert W. DeRossett	By:	/s/ Larry R. Bailey
	Robert W. DeRossett		Larry R. Bailey
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 26, 2021		Date: March 26, 2021

By:	/s/ Trent L. Fisher	By:	/s/ Charles W. Lamb
	Trent L. Fisher		Charles W. Lamb
	Director		Director

Date: March 26, 2021		Date: March 26, 2021

By:	/s/ Kermit A. Lamb	By:	/s/ Brent A. Rosenbaum
	Kermit A. Lamb		Brent A. Rosenbaum

Date: March 26, 2021		Date: March 26, 2021

By:	/s/ Eric A. Koch
Eric A. Koch

Date: March 26, 2021