Form 10-Q
period 2021-03-31
Mid-Southern Bancorp, Inc.
filed 2021-05-14
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 30, 2021, there were 3,172,718 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$1,786	$1,778
Interest-bearing deposits with banks	21,999	7,883
Cash and cash equivalents	23,785	9,661

Securities available for sale, at fair value	101,087	104,456
Securities held to maturity	28	31

Loans, net of allowance for loan losses of $1,590 and $1,589, respectively	111,980	113,259

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	99	99
Premises and equipment	1,967	1,898
Accrued interest receivable:
Loans	312	314
Securities	568	584
Cash value of life insurance	3,882	3,865
Other assets	369	418

Total Assets	$244,855	$235,363

LIABILITIES
Deposits:
Noninterest-bearing	$28,974	$25,939
Interest-bearing	157,275	148,174
Total deposits	186,249	174,113

Advance from Federal Home Loan Bank	10,000	11,000

Accrued interest payable	10	10
Accrued expenses and other liabilities	716	1,236
Total Liabilities	196,975	186,359

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 3,172,730 shares outstanding (3,173,057 in 2020)	36	36
Additional paid-in-capital	30,587	30,559
Retained earnings, substantially restricted	22,586	22,299
Accumulated other comprehensive income	1,708	3,213
Unearned ESOP shares	(1,743)	(1,769)
Unearned stock compensation plan	(377)	(422)
Treasury stock, at cost - 392,700 shares (392,373 in 2020)	(4,917)	(4,912)
Total Stockholders’ Equity	47,880	49,004

Total Liabilities and Stockholders’ Equity	$244,855	$235,363

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Loans, including fees	$1,291	$1,466
Investment securities:
Mortgage-backed securities	141	121
Municipal tax exempt	365	218
Other debt securities	63	69
Federal Home Loan Bank dividends	4	7
Interest-bearing deposits with banks and time deposits	1	52
Total interest income	1,865	1,933

INTEREST EXPENSE
Deposits	127	219
Borrowings	43	44
Total interest expense	170	263

Net interest income	1,695	1,670

Provision for loan losses	—	57
Net interest income after provision for loan losses	1,695	1,613

NONINTEREST INCOME
Deposit account service charges	50	49
Brokered loan fees	68	7
Increase in cash value of life insurance	16	17
ATM and debit card fee income	129	91
Other income	11	8
Total noninterest income	274	172

NONINTEREST EXPENSE
Compensation and benefits	897	762
Occupancy and equipment	129	104
Data processing	95	110
Professional fees	155	137
Directors' compensation	100	74
Stockholders' meeting expense	18	11
Supervisory examinations	17	19
Deposit insurance premiums	15	—
Other expenses	148	131
Total noninterest expense	1,574	1,348

Income before income taxes	395	437

Income tax expense	17	52

Net Income	$378	$385

Earnings per common share:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$378	$385

Other Comprehensive Loss, net of tax
Unrealized losses on securities available for sale:
Net unrealized holding losses arising during the period	(2,004)	(1,979)
Income tax benefit	499	492
Net of tax amount	(1,505)	(1,487)

Other Comprehensive Loss, net of tax	(1,505)	(1,487)

Total Comprehensive Loss	$(1,127)	$(1,102)

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total
Balances at January 1, 2020	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	—	—	385	—	—	—	—	385

Other comprehensive loss	—	—	—	(1,487)	—	—	—	(1,487)

Cash dividends ($0.02 per share)	—	—	(67)	—	—	—	—	(67)

ESOP shares committed to be released	—	7	—	—	26	—	—	33

Purchase of 17,900 treasury shares	—	—	—	—	—	—	(206)	(206)

Stock compensation expense	—	18	—	—	—	22	—	40

Balances at March 31, 2020	$36	$30,440	$21,681	$(206)	$(1,857)	$(278)	$(305)	$49,511

Balances at January 1, 2021	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	378	—	—	—	—	378

Other comprehensive loss	—	—	—	(1,505)	—	—	—	(1,505)

Cash dividends ($0.03 per share)	—	—	(91)	—	—	—	—	(91)

ESOP shares committed to be released	—	15	—	—	26	—	—	41

Purchase of 327 treasury shares	—	—	—	—	—	—	(5)	(5)

Stock compensation expense	—	13	—	—	—	45	—	58

Balances at March 31, 2021	$36	$30,587	$22,586	$1,708	$(1,743)	$(377)	$(4,917)	$47,880

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$378	$385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	85	61
Provision for loan losses	—	57
Stock compensation expense	58	40
Depreciation expense	40	38
ESOP compensation expense	41	33
Deferred income taxes	(3)	(18)
Increase in cash value of life insurance	(16)	(17)
Decrease in accrued interest receivable	18	106
Increase in accrued interest payable	—	8
Net change in other assets and liabilities	13	65
Net Cash Provided By Operating Activities	614	758

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(1,090)	(1,650)
Principal collected on mortgage-backed securities available for sale	2,370	1,590
Proceeds from maturities of securities available for sale	—	390
Principal collected on mortgage-backed securities held to maturity	3	4
Net decrease in loans receivable	1,279	977
Purchase of premises and equipment	(91)	(35)
Investment in cash value of life insurance	(1)	(1)
Net Cash Provided By Investing Activities	2,470	1,275

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,136	1,165
Repayment of advances from Federal Home Loan Bank	(1,000)	—
Purchase of treasury stock	(5)	(206)
Cash dividends paid	(91)	(67)
Net Cash Provided By Financing Activities	11,040	892

Net Increase in Cash and Cash Equivalents	14,124	2,925

Cash and cash equivalents at beginning of year	9,661	18,817

Cash and Cash Equivalents at End of Period	$23,785	$21,742

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$170	$248
Net tax payments	—	—

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

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021 ("2020 Form 10-K").

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from the offering, net of $1.2 million in expenses, totaled $24.4 million. The Company used $2.0 million of the net proceeds to fund the ESOP and made a $10.2 million capital contribution to the Bank. In addition, concurrent with the offering, each share of Bank common stock owned by public stockholders was exchanged for 2.3462 shares of the Company’s common stock, with cash being paid in lieu of issuing any fractional shares. As a result of the offering, exchange and cash in lieu of fractional shares, the Company issued 3,565,430 shares.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment securities at March 31, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$9,704	$81	$132	$9,653
Agency CMO	26,269	198	273	26,194
	35,973	279	405	35,847

Other debt securities:
Municipal obligations	62,841	2,637	238	65,240

Total securities available for sale	$98,814	$2,916	$643	$101,087

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$28	$—	$—	$28

Total securities held to maturity	$28	$—	$—	$28

December 31, 2020

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$10,094	$146	$—	$10,240
Agency CMO	27,588	207	24	27,771
	37,682	353	24	38,011

Other debt securities:
Municipal obligations	62,497	3,954	6	66,445

Total securities available for sale	$100,179	$4,307	$30	$104,456

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$31	$—	$—	$31

Total securities held to maturity	$31	$—	$—	$31

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$200	$204	$—	$—
Due after one year through five years	4,552	4,726	—	—
Due after five years through ten years	6,391	6,785	—	—
Due after ten years	51,698	53,525	—	—
	62,841	65,240	—	—
MBS and CMO	35,973	35,847	28	28

	$98,814	$101,087	$28	$28

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows. At March 31, 2021, the Company did not have any securities in a continuous loss position for more than 12 months.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
March 31, 2021	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	3	$5,895	$132
Agency CMO	8	13,391	273
Municipal obligations	18	15,065	238
Total less than 12 months	29	34,351	643

Total securities available for sale	29	$34,351	$643

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2020, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows. At December 31, 2020, the Company did not have any securities in a continuous loss position for more than 12 months.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2020	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	9	$16,223	$24
Municipal obligations	2	1,494	6
Total less than 12 months	11	17,717	30

Total securities available for sale	11	$17,717	$30

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2021, the debt securities available for sale in a loss position had depreciated approximately 1.84% from the amortized cost basis. All of the debt securities in a loss position at March 31, 2021 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Additional deterioration in market and economic conditions related to the recent Coronavirus Disease 2019 (“COVID-19”) pandemic may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

There were no securities sales during the three-month periods ended March 31, 2021 and 2020.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure were $73,000 and $36,000 at March 31, 2021 and December 31, 2020, respectively.

Loans at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Real estate mortgage loans:
One-to-four family residential	$65,743	$66,130
Multi-family residential	7,241	8,964
Residential construction	2,372	2,083
Commercial real estate	28,698	30,171
Commercial real estate construction	951	851
Commercial business loans	7,161	5,212
Consumer loans	1,425	1,442
Total loans	113,591	114,853

Deferred loan origination fees and costs, net	(21)	(5)
Allowance for loan losses	(1,590)	(1,589)

Loans, net	$111,980	$113,259

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at March 31, 2021:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$65,743	$7,241	$3,323	$28,698	$7,161	$1,425	$113,591

Accrued interest receivable	177	18	6	85	22	4	312

Net deferred loan fees/costs	4	(4)	(8)	(41)	(4)	32	(21)

Recorded investment in loans	$65,924	$7,255	$3,321	$28,742	$7,179	$1,461	$113,882

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,251	$—	$—	$273	$365	$—	$1,889

Collectively evaluated for impairment	64,673	7,255	3,321	28,469	6,814	1,461	111,993

Ending balance	$65,924	$7,255	$3,321	$28,742	$7,179	$1,461	$113,882

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2020:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$66,130	$8,964	$2,934	$30,171	$5,212	$1,442	$114,853

Accrued interest receivable	183	13	7	92	14	5	314

Net deferred loan fees/costs	7	(6)	(12)	(40)	11	35	(5)

Recorded investment in loans	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,489	$—	$—	$281	$382	$—	$2,152

Collectively evaluated for impairment	64,831	8,971	2,929	29,942	4,855	1,482	113,010

Ending balance	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

An analysis of the allowance for loan losses as of March 31, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$7	$24	$—	$52

Collectively evaluated for impairment	976	84	38	302	113	25	1,538

Ending balance	$997	$84	$38	$309	$137	$25	$1,590

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the allowance for loan losses as of December 31, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$8	$26	$—	$55

Collectively evaluated for impairment	971	98	55	298	87	25	1,534

Ending balance	$992	$98	$55	$306	$113	$25	$1,589

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions	3	(14)	(17)	3	24	1	—
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	2	—	—	—	—	3	5

Ending balance	$997	$84	$38	$309	$137	$25	$1,590

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$955	$83	$44	$289	$102	$25	$1,498
Provisions	24	9	(4)	23	3	2	57
Charge-offs	(12)	—	—	—	—	(6)	(18)
Recoveries	1	—	—	—	—	3	4

Ending balance	$968	$92	$40	$312	$105	$24	$1,541

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans as of March 31, 2021 and for the three months ended March 31, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month period ended March 31, 2021.

				Three Months Ended
	At March 31, 2021			March 31, 2021
	Unpaid			Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,003	$1,089	$—	$1,060	$1
Commercial real estate	91	95	—	93	1
Commercial business	8	9	—	10	—
	$1,102	$1,193	$—	$1,163	$2

Loans with an allowance recorded:
One-to-four family residential	$248	$274	$21	$270	$3
Commercial real estate	182	190	7	183	1
Commercial business	357	368	24	360	5
	$787	$832	$52	$813	$9

Total:
One-to-four family residential	$1,251	$1,363	$21	$1,330	$4
Commercial real estate	273	285	7	276	2
Commercial business	365	377	24	370	5
	$1,889	$2,025	$52	$1,976	$11

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans for the three-month period ended March 31, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month period ended March 31, 2020.

	Three Months Ended
	March 31, 2020
	Average	Interest
	Recorded	Income
	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,121	$2
Commercial real estate	244	—
Commercial business	31	—
	$1,396	$2

Loans with an allowance recorded:
One-to-four family residential	$258	$—
Commercial real estate	363	5
Commercial business	376	5
	$997	$10

Total:
One-to-four family residential	$1,379	$2
Commercial real estate	607	5
Commercial business	407	5
	$2,393	$12

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans as of December 31, 2020:

	At December 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,265	$1,380	$—
Commercial real estate	96	88	—
Commercial business	15	16	—
	$1,376	$1,484	$—

Loans with an allowance recorded:
One-to-four family residential	$224	$223	$21
Commercial real estate	185	195	8
Commercial business	367	381	26
	$776	$799	$55

Total:
One-to-four family residential	$1,489	$1,603	$21
Commercial real estate	281	283	8
Commercial business	382	397	26
	$2,152	$2,283	$55

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2021 and December 31, 2020:

	At March 31, 2021			At December 31, 2020
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
One-to-four family residential	$925	$—	$925	$1,160	$—	$1,160
Commercial real estate	47	—	47	96	—	96

Total	$972	$—	$972	$1,256	$—	$1,256

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the aging of the recorded investment in loans at March 31, 2021 and December 31, 2020:

			Over
	30‑59 Days	60‑89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
March 31, 2021
One-to-four family residential	$592	$—	$110	$702	$65,222	$65,924
Multi-family residential	—	—	—	—	7,255	7,255
Construction	—	—	—	—	3,321	3,321
Commercial real estate	—	—	—	—	28,742	28,742
Commercial business	—	—	—	—	7,179	7,179
Consumer	3	—	—	3	1,458	1,461

Total	$595	$—	$110	$705	$113,177	$113,882

December 31, 2020
One-to-four family residential	$1,097	$560	$75	$1,732	$64,588	$66,320
Multi-family residential	—	—	—	—	8,971	8,971
Construction	—	—	—	—	2,929	2,929
Commercial real estate	27	—	—	27	30,196	30,223
Commercial business	—	—	—	—	5,237	5,237
Consumer	11	—	—	11	1,471	1,482

Total	$1,135	$560	$75	$1,770	$113,392	$115,162

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
March 31, 2021
Pass	$64,862	$7,255	$3,321	$28,675	$7,179	$1,461	$112,753
Special mention	—	—	—	—	—	—	—
Substandard	1,062	—	—	67	—	—	1,129
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$65,924	$7,255	$3,321	$28,742	$7,179	$1,461	$113,882

December 31, 2020
Pass	$64,992	$7,503	$2,929	$30,105	$5,237	$1,482	$112,248
Special mention	—	1,468	—	—	—	—	1,468
Substandard	1,328	—	—	118	—	—	1,446
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provides guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. During 2020, the Bank had modified 89 loans with $18.6 million in total principal outstanding, and all modified loans had returned to their pre-modification payment terms as of December 31, 2020.  No loans were modified under the CARES Act during the first quarter of 2021.

The following table summarizes the Company’s TDRs by accrual status as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses

	(In thousands)
One-to-four family residential	$326	$223	$549	$21	$329	$226	555	$21
Commercial real estate	226	—	226	7	185	50	235	8
Commercial business	365	—	365	24	382	—	382	26

Total	$917	$223	$1,140	$52	$896	$276	$1,172	$55

At both March 31, 2021 and December 31, 2020 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three months ended March 31, 2021 and 2020.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three-month periods ended March 31, 2021 and 2020.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three-month periods ended March 31, 2021 and 2020. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$378	$385

Shares:
Weighted average common shares outstanding	2,965,780	3,345,460

Net income per common share, basic	$0.13	$0.12

Diluted
Earnings:
Net income	$378	$385

Shares:
Weighted average common shares outstanding	2,965,780	3,345,460
Add: Dilutive effect of stock options	4,262	1,169
Add: Dilutive effect of restricted stock	4,375	—

Weighted average common shares outstanding, as adjusted	2,974,417	3,346,629

Net income per common share, Diluted	$0.13	$0.12

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

Compensation expense of $41,000 was recognized for both the three-month periods ended March 31, 2021 and 2020. The ESOP trust held 27,863 allocated shares and 176,926 unallocated shares of Company common stock at March 31, 2021. The fair value of the unallocated shares was $2.7 million at March 31, 2021.

7.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of March 31, 2021, on an adjusted basis, awards for stock options totaling 93,254 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

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

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At March 31, 2021, awards for restricted stock totaling 18,500 shares of the Company common stock have been granted to participants in the 2019 Plan. At March 31, 2021, no awards of stock options have been granted under the 2019 Plan.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under the 2010 Plan as of March 31, 2021, and changes during the three-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	93,254	$13.18
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	93,254	$13.18	8.6	$188,000

Vested and expected to vest	93,254	$13.18	8.6	$188,000

Exercisable at end of period	44,518	$13.01	8.4	$97,000

For the three-month periods ended March 31, 2021 and 2020, the Company recognized $13,000 and $18,000, respectively, in compensation expense related to the stock option plan. At March 31, 2021, there was $144,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.7 years.

A summary of the activity for the Company’s nonvested restricted shares as of March 31, 2021 and changes during the three-month period then ended is presented below:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	30,142	$14.00
Granted	—	—
Vested	(1,000)	14.74
Forfeited	—	—

Nonvested at end of period	29,142	$13.97

For the three-month periods ended March 31, 2021 and 2020, the Company recognized $45,000 and $22,000, respectively, in compensation expense related to the restricted stock plans. At March 31, 2021, unrecognized compensation expense related to nonvested restricted shares was $377,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.2 years.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020. The Company had no liabilities measured at fair value as of March 31, 2021 and December 31, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2021

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$9,653	$—	$9,653
Agency CMO	—	26,194	—	26,194
Municipal obligations	—	65,240	—	65,240
Total securities available for sale	$—	$101,087	$—	$101,087

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$1,230	$1,230
Commercial real estate	—	—	266	266
Commercial business	—	—	341	341
Total impaired loans	$—	$—	$1,837	$1,837

Real estate held for sale	$—	$—	$99	$99

December 31, 2020

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$10,240	$—	$10,240
Agency CMO	—	27,771	—	27,771
Municipal obligations	—	66,445	—	66,445
Total securities available for sale	$—	$104,456	$—	$104,456

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$1,468	$1,468
Commercial real estate	—	—	273	273
Commercial business	—	—	356	356
Total impaired loans	$—	$—	$2,097	$2,097

Real estate held for sale	$—	$—	$99	$99

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both March 31, 2021 and December 31, 2020, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $3,000 for the three months ended March 31, 2021. The Company did not recognize a reduction in the allowance for loan losses allocated to impaired loans for the three months ended March 31, 2020.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At both March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company did not recognize any charges to write down real estate held for sale during both the three-month periods ended March 31, 2021 and 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three months ended March 31, 2021 and 2020. There were no transfers into or out of the Company’s Level 3 financial assets for the three-month periods ended March 31, 2021 and 2020.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2021

Financial assets:
Cash and cash equivalents	$23,785	$23,785	$—	$—
Securities available for sale	101,087	—	101,087	—
Securities held to maturity	28	—	28	—
Loans, net	111,980	—	—	112,719
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	880	—	880	—

Financial liabilities:
Deposits	186,249	—	—	186,424
Advance from FHLB	10,000	—	10,364	—
Accrued interest payable	10	—	10	—

December 31, 2020

Financial assets:
Cash and cash equivalents	$9,661	$9,661	$—	$—
Securities available for sale	104,456	—	104,456	—
Securities held to maturity	31	—	31	—
Loans, net	113,259	—	—	117,432
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	898	—	898	—

Financial liabilities:
Deposits	174,113	—	—	174,548
Advance from FHLB	11,000	—	11,450	—
Accrued interest payable	10	—	10	—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.           Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Deposit account service charges	$50	$49
Brokered loan fees	68	7
ATM and debit card fee income	129	91
Other income	5	7
Revenue from contracts with customers	252	154

Increase in cash surrender value of life insurance	16	17
Other income	6	1
Other noninterest income	22	18

Total noninterest income	$274	$172

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Deposit Account Service Charges:  The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges and statement rendering, are recognized at the time the transaction is executed as that is the time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

Brokered Loan Fees:  The Company entered into a loan brokering agreement with United Wholesale Mortgage (“UWM”) in October 2019. Under the agreement, the Company performs loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae. Conforming loans are then funded by UWM, and the Company receives a fee for services performed.

ATM and Debit Card Fee Income:  The Company earns ATM usage fees and interchange fees from debit cardholder transactions conducted through a payment network. ATM fees are recognized at the point in time the transaction occurs. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

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

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, in June 2016. This ASU, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. ASU 2019-05, issued in April 2019, further provides entities that have certain financial instruments measured at amortized cost that have credit losses with an option to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission (“SEC”) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL. Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial statements or do not apply to its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	the effect of the COVID-19 pandemic, including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
●	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
●	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by their regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;
●	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act and the other risks described from time to time in our filings with the SEC, including our 2020 Form 10-K.

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

Our commercial and banking products are offered primarily in Indiana, where municipal and state-wide responses to the pandemic have led to a broad curtailment of economic activity beginning in March 2020. Governor Eric J. Holcomb issued several executive orders during 2020 with the goal to mitigate the spread of the COVID-19 virus, while slowly easing restrictions on nearly all activities. On December 10, 2020, in response to rising positivity rates, Governor Holcomb issued an executive order which implemented restrictions on gatherings and events for each county in Indiana based upon its current color-coded rating. On March 31, 2021, the governor announced that the statewide mask mandate would become an advisory, effective April 6, 2021, and the state would defer all decisions on venue capacity to local officials. As of April 7, 2021, 3.1 million vaccination doses have been administered in Indiana, with nearly 1.3 million people having been fully vaccinated, according to the Indiana Department of Health.

As a result of the economic contraction, according to the Indiana Department of Workforce Development, unemployment levels in Indiana increased considerably during the pandemic, growing to a maximum state-wide seasonally adjusted rate of 17.5% in April 2020. The state-wide seasonally-adjusted unemployment rate as of March 2021 was 6.0%, compared to 4.4% in March 2020. The combined non-seasonally-adjusted unemployment rates in Washington, Lawrence and Orange counties (comprising a majority of our market area), are below the state average as of March 2021. While the social and economic impacts from COVID-19 have been concentrated in large metropolitan areas, we anticipate to continue experiencing similar effects in smaller communities like in our market area.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.
●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The deadline for PPP loan applications for the first round was extended to August 8, 2020, and during this round in 2020, the Bank funded 29 loans totaling $474,000. As of March 31, 2021, 25 loans with a total principal balance of $395,000 received full forgiveness from the SBA, and one PPP loan totaling approximately $21,000 was charged-off during 2020 due to the death of the borrower but is expected to be recovered in full. The remaining three loans had an outstanding principal balance of $58,000 as of March 31, 2021. In late December 2020, the Emergency Coronavirus Relief Act of 2020 (the “Relief Act”) wan enacted. The Relief Act extended certain provisions of the CARES Act and allotted $284 billion to the SBA for a second round of PPP loans. The deadline for PPP loan applications for the second round has been extended from March 31, 2021 to May 31, 2021. For the three months ended March 31, 2021, the Bank has funded 24 PPP loans totaling $459,000 as part of this second round, and these 24 loans remain outstanding as of March 31, 2021.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Most modifications allowed deferral of principal and interest payments for 90 days. Through 2020, the Bank modified 89 loans related to the COVID-19 pandemic, and most modifications allowed deferral of principal and interest payments for 90 days. All modified loans that remain outstanding at March 31, 2021 have returned to their pre-modification payment terms. Five of these loans with a total principal balance of $252,000 as of March 31, 2021 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of March 31, 2021. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of March 31, 2021, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

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

In response to the pandemic, we have undertaken several actions to address the needs of our employees, our customers and our communities, including the following:

●	We are working with our loan customers who have been negatively impacted by the pandemic and require loan modifications and deferrals.
●	We waived fees for early withdrawals of certificates of deposit by customers due to hardship.
●	We participate as a lender in the PPP through the CARES Act and the Relief Act in order to assist our customers and communities.
●	While we opened the lobbies of all of our branches to customer activity on May 13, 2020, customers are still required to wear face masks, and we have installed signage to encourage social distancing and protective shielding in all customer-facing locations. Employees receive temperature checks upon entering the buildings, and we are observing face mask requirements, social distancing, cleaning and other protocols in order to mitigate risk. Our pandemic protocols are continually evaluated and updated based upon the most-recent recommendations from federal, state and local health officials.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets increased $9.5 million, or 4.0%, to $244.9 million at March 31, 2021 from $235.4 million at December 31, 2020.

Cash and Cash Equivalents.  Cash and cash equivalents increased $14.1 million, or 146.2%, to $23.8 million at March 31, 2021 from $9.7 million at December 31, 2020 due primarily to an increase in deposits, partially offset by the net effect of activity in available for sale securities, a decrease in net loans receivable and a decrease in borrowings.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. Net loans receivable decreased $1.3 million, or 1.1%, to $112.0 million at March 31, 2021 from $113.3 million at December 31, 2020. The decrease in net loans receivable was due primarily to decreases in multi-family residential and commercial real estate and multi-family residential loans, partially offset by increases in commercial business loans. We anticipate the COVID-19 pandemic could continue to have an adverse impact on our future loan originations.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $3.4 million, or 3.2%, to $101.1 million at March 31, 2021 from $104.5 million at December 31, 2020. The decrease was due primarily to $2.4 million in principal collections on federal agency mortgage-backed securities and a $2.0 million decrease in the gross unrealized gain in the portfolio, partially offset by purchases of $1.1 million in municipal obligations.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $3,000, or 9.7%, to $28,000 at March 31, 2021 from $31,000 at December 31, 2020 due primarily to principal repayments of mortgage-backed securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $12.1 million, or 7.0%, to $186.2 million at March 31, 2021 from $174.1 million at December 31, 2020.

Borrowings.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB, bearing an interest rate of 0.26% and matured on January 6, 2021.

Stockholders’ Equity.  Stockholders’ equity decreased $1.1 million to $47.9 million at March 31, 2021 from $49.0 million at December 31, 2020. The decrease was due primarily to a $1.5 million decrease in accumulated other comprehensive income, net of tax, due primarily to decreases in the fair market value of our available-for-sale investments, and dividends of $91,000, partially offset by net income of $378,000 for the three months ended March 31, 2021.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Income.  Net income was $378,000 ($0.13 per common share diluted) for the three months ended March 31, 2021, compared to net income of $385,000 ($0.12 per common share diluted) for the three months ended March 31, 2020. The primary reason for the decrease in net income between the periods was increased noninterest expenses partially offset by increased noninterest income and net interest income.

Net Interest Income.  Net interest income after provision for loan losses increased $82,000, or 5.1%, to $1.7 million for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2020 due primarily to a decrease in the yield earned on interest-earning assets partially offset by an increase in the average balance of interest-earning assets.

Total interest income decreased $68,000, or 3.5%, to $1.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease resulted from a decrease in the yield earned on interest-earning assets partially offset by an increase in the average balance of interest-earning assets. The average tax equivalent yield on interest-earning assets declined to 3.43% for the quarter ended March 31, 2021 from 3.98% for the quarter ended March 31, 2020, due primarily to a decrease in market interest rates. The average balance of interest-earning assets increased to $228.8 million for the quarter ended March 31, 2021 from $200.4 million for the quarter ended March 31, 2020, due primarily to increases in investment securities, partially offset by decreases in loans receivable and cash and cash equivalents.

Total interest expense decreased $93,000, or 35.4%, to $170,000 for the three months ended March 31, 2021 compared to $263,000 for the three months ended March 31, 2020 due to a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.42% for the quarter ended March 31, 2021 from 0.76% for the same period in 2020. The average balance of interest-bearing liabilities increased to $163.0 million for the quarter ended March 31, 2021 from $139.0 million for the same period in 2020. The average cost of deposits decreased to 0.33% for the quarter ended March 31, 2021 from 0.68% for the same period in 2020. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 3.01% from 3.22% and the net interest margin decreased to 3.13% from 3.46% for the quarters ended March 31, 2021 and 2020, respectively.

Provision for Loan Losses.  The recorded investment in non-performing loans decreased to $972,000, at March 31, 2021 compared to $1.3 million at December 31, 2020, or 0.9% and 1.1% of total loans, respectively. At March 31, 2021, $545,000 or 56.0% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company did not record a provision for loan losses for the three months ended March 31, 2021, compared to a $57,000 provision for loan losses for the same period of 2020. We believe the provision for loan losses could increase in future periods based on the possibility of increased loan delinquencies and defaults as a result of the COVID-19 pandemic.

Noninterest Income.  Noninterest income increased $102,000, or 59.3%, for the quarter ended March 31, 2021 as compared to the same period in 2020, due primarily to increases of $61,000 and $38,000 in brokered loan fees and ATM and debit card fee income, respectively.

Noninterest Expense.  Noninterest expense increased $226,000, or 16.8%, for the quarter ended March 31, 2021 as compared to the same period in 2020. The increase was due primarily to increases in compensation and benefits of $135,000, directors’ compensation expense of $26,000, occupancy and equipment expenses of $25,000, professional fees of $18,000 and deposit insurance premiums of $15,000, partially offset by decreases in data processing expenses of $15,000.

Income Tax Expense.  The Company recorded an income tax expense of $17,000 for the quarter ended March 31, 2021, compared to an expense of $52,000 for the same period in 2020, resulting from a reduction in our effective tax rate to 4.3% for 2021 compared to 11.9% for 2020. The decrease in the effective tax rate is due largely to increased tax-exempt investment income proportionate to overall pre-tax income.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At March 31, 2021, we had $124.9 million in cash and investment securities available for sale generally available for our cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $6.3 million at March 31, 2021.

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

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2021, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $21.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2021, totaled $19.7 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at March 31, 2021, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0%, effective April 1, 2020 and 8.5% effective January 1, 2021). On October 9, 2020, the OCC along with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the CARES Act, and provides a graduated increase to the 9% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 16.8% at March 31, 2021 and 17.6% at December 31, 2020.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2021, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three months ended March 31, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2020 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through March 31, 2021.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.    Risk Factors

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 26, 2021. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we hold and service a portfolio of 27 PPP loans with a total balance of $517,000. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES” Act), the Emergency Coronavirus Relief Act of 2020 (the “Relief” Act) and complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2020 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              The following table summarizes common stock repurchases during the three months ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs
January 1, 2021 through January 31, 2021	—	$—	—	69,689
February 1, 2021 through February 28, 2021	—	$—	—	69,689
March 1, 2021 through March 31, 2021	327	$15.25	327	69,362

Total	327	$15.25	327

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s Board of Directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. From September 15, 2020, the date on which this new repurchase program commenced, through March 31, 2021, the Company repurchased 92,638 shares and paid an average price per share of $13.23 under this plan. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors we may deem appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated May 14, 2021	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated May 14, 2021	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)