Form 10-Q
period 2021-09-30
Mid-Southern Bancorp, Inc.
filed 2021-11-12
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 29, 2021, there were 3,017,340 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$1,622	$1,778
Interest-bearing deposits with banks	16,264	7,883
Cash and cash equivalents	17,886	9,661

Securities available for sale, at fair value	108,230	104,456
Securities held to maturity	23	31

Loans, net of allowance for loan losses of $1,651 and $1,589, respectively	118,164	113,259

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	99	99
Premises and equipment	1,928	1,898
Accrued interest receivable:
Loans	322	314
Securities	569	584
Cash value of life insurance	3,914	3,865
Other assets	341	418

Total Assets	$252,254	$235,363

LIABILITIES
Deposits:
Noninterest-bearing	$27,453	$25,939
Interest-bearing	167,775	148,174
Total deposits	195,228	174,113

Advance from Federal Home Loan Bank	10,000	11,000

Accrued interest payable	11	10
Accrued expenses and other liabilities	797	1,236
Total Liabilities	206,036	186,359

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 3,017,425 shares outstanding (3,173,057 in 2020)	36	36
Additional paid-in-capital	30,632	30,559
Retained earnings, substantially restricted	23,265	22,299
Accumulated other comprehensive income	1,962	3,213
Unearned ESOP shares	(1,691)	(1,769)
Unearned stock compensation plan	(315)	(422)
Treasury stock, at cost - 548,005 shares (392,373 in 2020)	(7,671)	(4,912)
Total Stockholders’ Equity	46,218	49,004

Total Liabilities and Stockholders’ Equity	$252,254	$235,363

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees	$1,317	$1,354	$3,887	$4,203
Investment securities:
Mortgage-backed securities	137	97	421	306
Municipal tax exempt	381	312	1,130	794
Other debt securities	63	62	190	196
Federal Home Loan Bank dividends	4	5	13	20
Interest-bearing deposits with banks and time deposits	1	3	2	58
Total interest income	1,903	1,833	5,643	5,577

INTEREST EXPENSE
Deposits	121	183	371	607
Borrowings	43	43	130	131
Total interest expense	164	226	501	738

Net interest income	1,739	1,607	5,142	4,839

Provision for loan losses	—	30	—	102
Net interest income after provision for loan losses	1,739	1,577	5,142	4,737

NONINTEREST INCOME
Deposit account service charges	87	45	207	127
Brokered loan fees	48	20	199	35
Net gain on sales of securities available for sale	—	—	—	104
Increase in cash value of life insurance	16	17	47	51
ATM and debit card fee income	138	110	412	312
Other income	12	10	35	28
Total noninterest income	301	202	900	657

NONINTEREST EXPENSE
Compensation and benefits	902	882	2,743	2,478
Occupancy and equipment	139	124	405	340
Data processing	103	80	323	283
Professional fees	145	145	423	440
Impairment loss on real estate held for sale	—	37	—	37
Directors' compensation	70	71	242	223
Stockholders' meeting expense	12	17	50	44
Supervisory examinations	17	15	50	47
Deposit insurance premiums	10	13	40	13
Other expenses	153	142	479	424
Total noninterest expense	1,551	1,526	4,755	4,329

Income before income taxes	489	253	1,287	1,065

Income tax expense (benefit)	33	(11)	56	74

Net Income	$456	$264	$1,231	$991

Earnings per common share:
Basic	$0.16	$0.09	$0.42	$0.31
Diluted	$0.16	$0.09	$0.42	$0.31

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$456	$264	$1,231	$991

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	(892)	(12)	(1,665)	1,786
Income tax benefit (expense)	221	3	414	(444)
Net of tax amount	(671)	(9)	(1,251)	1,342

Reclassification adjustment for realized gains included in net income during the period	—	—	—	104
Income tax expense	—	—	—	(26)
Net of tax amount	—	—	—	78

Other Comprehensive Income (Loss), net of tax	(671)	(9)	(1,251)	1,264

Total Comprehensive Income (Loss)	$(215)	$255	$(20)	$2,255

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total
Balances at January 1, 2020	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	—	—	385	—	—	—	—	385
Other comprehensive loss	—	—	—	(1,487)	—	—	—	(1,487)
Cash dividends ($0.02 per share)	—	—	(67)	—	—	—	—	(67)
ESOP shares committed to be released	—	7	—	—	26	—	—	33
Purchase of 17,900 treasury shares	—	—	—	—	—	—	(206)	(206)
Stock compensation expense	—	18	—	—	—	22	—	40

Balances at March 31, 2020	$36	$30,440	$21,681	$(206)	$(1,857)	$(278)	$(305)	$49,511

Net income	—	—	342	—	—	—	—	342
Other comprehensive income	—	—	—	2,760	—	—	—	2,760
Cash dividends ($0.02 per share)	—	—	(66)	—	—	—	—	(66)
ESOP shares committed to be released	—	7	—	—	26	—	—	33
Purchase of 137,630 treasury shares	—	—	—	—	—	—	(1,677)	(1,677)
Stock compensation expense	—	16	—	—	—	22	—	38

Balances at June 30, 2020	$36	$30,463	$21,957	$2,554	$(1,831)	$(256)	$(1,982)	$50,941

Net income	—	—	264	—	—	—	—	264
Other comprehensive loss	—	—	—	(9)	—	—	—	(9)
Cash dividends ($0.02 per share)	—	—	(62)	—	—	—	—	(62)
ESOP shares committed to be released	—	6	—	—	26	—	—	32
Purchase of 188,030 treasury shares	—	—	—	—	—	—	(2,359)	(2,359)
Stock compensation expense	—	18	—	—	—	21	—	39

Balances at September 30, 2020	$36	$30,487	$22,159	$2,545	$(1,805)	$(235)	$(4,341)	$48,846

Balances at January 1, 2021	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	378	—	—	—	—	378
Other comprehensive loss	—	—	—	(1,505)	—	—	—	(1,505)
Cash dividends ($0.03 per share)	—	—	(91)	—	—	—	—	(91)
ESOP shares committed to be released	—	15	—	—	26	—	—	41
Purchase of 327 treasury shares	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	13	—	—	—	45	—	58

Balances at March 31, 2021	$36	$30,587	$22,586	$1,708	$(1,743)	$(377)	$(4,917)	$47,880

Net income	—	—	397	—	—	—	—	397
Other comprehensive income	—	—	—	925	—	—	—	925
Cash dividends ($0.03 per share)	—	—	(89)	—	—	—	—	(89)
ESOP shares committed to be released	—	14	—	—	26	—	—	40
Purchase of 5,612 treasury shares	—	—	—	—	—	—	(86)	(86)
Forfeiture of unearned stock awards	—	—	—	—	—	3	(3)	—
Exercise of stock options	—	(9)	—	—	—	—	16	7
Stock compensation expense	—	13	—	—	—	29	—	42

Balances at June 30, 2021	$36	$30,605	$22,894	$2,633	$(1,717)	$(345)	$(4,990)	$49,116

Net income	—	—	456	—	—	—	—	456
Other comprehensive loss	—	—	—	(671)	—	—	—	(671)
Cash dividends ($0.03 per share)	—	—	(85)	—	—	—	—	(85)
ESOP shares committed to be released	—	14	—	—	26	—	—	40
Purchase of 150,663 treasury shares	—	—	—	—	—	—	(2,681)	(2,681)
Stock compensation expense	—	13	—	—	—	30	—	43

Balances at September 30, 2021	$36	$30,632	$23,265	$1,962	$(1,691)	$(315)	$(7,671)	$46,218

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,231	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	279	175
Provision for loan losses	—	102
Stock compensation expense	143	117
Depreciation expense	126	117
ESOP compensation expense	121	98
Impairment loss on real estate held for sale	—	37
Deferred income taxes	(28)	(40)
Increase in cash value of life insurance	(47)	(51)
Net gain on sales of securities available for sale	—	(104)
Decrease in accrued interest receivable	7	18
Increase in accrued interest payable	1	2
Net change in other assets and liabilities	24	(127)
Net Cash Provided By Operating Activities	1,857	1,335

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(14,084)	(30,593)
Principal collected on mortgage-backed securities available for sale	5,513	4,881
Proceeds from maturities of securities available for sale	2,853	1,505
Proceeds from sales of securities available for sale	—	4,525
Principal collected on mortgage-backed securities held to maturity	8	10
Net (increase) decrease in loans receivable	(4,905)	7,903
Purchase of premises and equipment	(100)	(19)
Investment in cash value of life insurance	(2)	(2)
Net Cash Used In Investing Activities	(10,717)	(11,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,115	11,539
Repayment of advances from Federal Home Loan Bank	(1,000)	—
Proceeds from issuance of common stock	7	—
Purchase of treasury stock	(2,772)	(4,242)
Cash dividends paid	(265)	(195)
Net Cash Provided By Financing Activities	17,085	7,102

Net Increase (Decrease) in Cash and Cash Equivalents	8,225	(3,353)

Cash and cash equivalents at beginning of year	9,661	18,817

Cash and Cash Equivalents at End of Period	$17,886	$15,464

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$500	$736
Net tax payments	27	74

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

Investment securities at September 30, 2021 and December 31, 2020 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$12,616	$78	$99	$12,595
Agency CMO	25,525	90	296	25,319
	38,141	168	395	37,914

Other debt securities:
Municipal obligations	67,477	2,965	126	70,316

Total securities available for sale	$105,618	$3,133	$521	$108,230

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$23	$—	$—	$23

Total securities held to maturity	$23	$—	$—	$23

December 31, 2020

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$10,094	$146	$—	$10,240
Agency CMO	27,588	207	24	27,771
	37,682	353	24	38,011

Other debt securities:
Municipal obligations	62,497	3,954	6	66,445

Total securities available for sale	$100,179	$4,307	$30	$104,456

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$31	$—	$—	$31

Total securities held to maturity	$31	$—	$—	$31

The amortized cost and fair value of debt securities as of September 30, 2021, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$425	$431	$—	$—
Due after one year through five years	4,941	5,098	—	—
Due after five years through ten years	5,759	6,146	—	—
Due after ten years	56,352	58,641	—	—
	67,477	70,316	—	—
MBS and CMO	38,141	37,914	23	23

	$105,618	$108,230	$23	$23

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
September 30, 2021	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	4	$7,374	$99
Agency CMO	8	11,312	216
Municipal obligations	13	8,877	126
Total less than 12 months	25	27,563	441

Continuous loss position more than 12 months:
Agency CMO	2	3,600	80
Total more than 12 months	2	3,600	80

Total securities available for sale	27	$31,163	$521

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

At September 30, 2021, the debt securities available for sale in a loss position had depreciated approximately 1.64% from the amortized cost basis. All of the debt securities in a loss position at September 30, 2021 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Additional deterioration in market and economic conditions related to the recent Coronavirus Disease 2019 (“COVID-19”) pandemic may have an adverse impact on credit quality in the future and result in other-than-temporary impairment charges.

There were no securities sales during the three- and nine-month periods ended September 30, 2021. There were no securities sales during the three-month period ended September 30, 2020. During the nine-month period ended September 30, 2020, the Company realized gross gains of $111,000 on the sale of available for sale MBS and municipal obligations and gross losses of $7,000 on the sale of available for sale municipal obligations.

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

At September 30, 2021, there were no loans secured by residential real estate property for which formal foreclosure proceedings are in process. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $36,000 at December 31, 2020.

Loans at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Real estate mortgage loans:
One-to-four family residential	$63,624	$66,130
Multi-family residential	8,350	8,964
Residential construction	1,425	2,083
Commercial real estate	33,235	30,171
Commercial real estate construction	1,081	851
Commercial business loans	10,079	5,212
Consumer loans	2,094	1,442
Total loans	119,888	114,853

Deferred loan origination fees and costs, net	(73)	(5)
Allowance for loan losses	(1,651)	(1,589)

Loans, net	$118,164	$113,259

The following table provides the components of the Company’s recorded investment in loans at September 30, 2021:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$63,624	$8,350	$2,506	$33,235	$10,079	$2,094	$119,888

Accrued interest receivable	181	20	8	75	33	5	322

Net deferred loan fees/costs	4	(17)	(12)	(54)	(38)	44	(73)

Recorded investment in loans	$63,809	$8,353	$2,502	$33,256	$10,074	$2,143	$120,137

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$874	$—	$—	$239	$338	$—	$1,451

Collectively evaluated for impairment	62,935	8,353	2,502	33,017	9,736	2,143	118,686

Ending balance	$63,809	$8,353	$2,502	$33,256	$10,074	$2,143	$120,137

The following table provides the components of the Company’s recorded investment in loans at December 31, 2020:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$66,130	$8,964	$2,934	$30,171	$5,212	$1,442	$114,853

Accrued interest receivable	183	13	7	92	14	5	314

Net deferred loan fees/costs	7	(6)	(12)	(40)	11	35	(5)

Recorded investment in loans	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,489	$—	$—	$281	$382	$—	$2,152

Collectively evaluated for impairment	64,831	8,971	2,929	29,942	4,855	1,482	113,010

Ending balance	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

An analysis of the allowance for loan losses as of September 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$21	$—	$42

Collectively evaluated for impairment	945	99	25	368	137	35	1,609

Ending balance	$966	$99	$25	$368	$158	$35	$1,651

An analysis of the allowance for loan losses as of December 31, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$8	$26	$—	$55

Collectively evaluated for impairment	971	98	55	298	87	25	1,534

Ending balance	$992	$98	$55	$306	$113	$25	$1,589

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$999	$103	$32	$312	$137	$29	$1,612
Provisions	(73)	(4)	(7)	56	21	7	—
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	40	—	—	—	—	2	42

Ending balance	$966	$99	$25	$368	$158	$35	$1,651

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions	(70)	1	(30)	62	24	13	—
Charge-offs	—	—	—	—	—	(9)	(9)
Recoveries	44	—	—	—	21	6	71

Ending balance	$966	$99	$25	$368	$158	$35	$1,651

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$984	$94	$50	$320	$83	$25	$1,556
Provisions	9	7	3	9	—	2	30
Charge-offs	(2)	—	—	—	—	(4)	(6)
Recoveries	1	—	—	—	—	1	2

Ending balance	$992	$101	$53	$329	$83	$24	$1,582

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2020 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$955	$83	$44	$289	$102	$25	$1,498
Provisions	48	18	9	40	(19)	6	102
Charge-offs	(14)	—	—	—	—	(14)	(28)
Recoveries	3	—	—	—	—	7	10

Ending balance	$992	$101	$53	$329	$83	$24	$1,582

The following table summarizes the Company’s impaired loans as of September 30, 2021 and for the three and nine months ended September 30, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and nine-month periods ended September 30, 2021.

				Three Months Ended		Nine Months Ended
	At September 30, 2021			September 30, 2021		September 30, 2021
	Unpaid			Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$654	$724	$—	$785	$1	$964	$2
Commercial real estate	171	181	—	123	1	105	3
Commercial business	—	—	—	—	—	6	—
	$825	$905	$—	$908	$2	$1,075	$5

Loans with an allowance recorded:
One-to-four family residential	$220	$219	$21	$220	$2	$228	$7
Commercial real estate	68	72	—	123	2	153	5
Commercial business	338	342	21	343	4	352	14
	$626	$633	$42	$686	$8	$733	$26

Total:
One-to-four family residential	$874	$943	$21	$1,005	$3	$1,192	$9
Commercial real estate	239	253	—	246	3	258	8
Commercial business	338	342	21	343	4	358	14
	$1,451	$1,538	$42	$1,594	$10	$1,808	$31

The following table summarizes the Company’s impaired loans for the three- and nine-month periods ended September 30, 2020. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and nine-month periods ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,255	$1	$1,188	$4
Commercial real estate	281	—	262	—
Commercial business	22	—	27	1
	$1,558	$1	$1,477	$5

Loans with an allowance recorded:
One-to-four family residential	$253	$2	$256	$5
Commercial real estate	328	5	345	13
Commercial business	380	5	378	15
	$961	$12	$979	$33

Total:
One-to-four family residential	$1,508	$3	$1,444	$9
Commercial real estate	609	5	607	13
Commercial business	402	5	405	16
	$2,519	$13	$2,456	$38

The following table summarizes the Company’s impaired loans as of December 31, 2020:

	At December 31, 2020
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,265	$1,380	$—
Commercial real estate	96	88	—
Commercial business	15	16	—
	$1,376	$1,484	$—

Loans with an allowance recorded:
One-to-four family residential	$224	$223	$21
Commercial real estate	185	195	8
Commercial business	367	381	26
	$776	$799	$55

Total:
One-to-four family residential	$1,489	$1,603	$21
Commercial real estate	281	283	8
Commercial business	382	397	26
	$2,152	$2,283	$55

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2021 and December 31, 2020:

	At September 30, 2021			At December 31, 2020
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
One-to-four family residential	$621	$—	$621	$1,160	$—	$1,160
Commercial real estate	29	—	29	96	—	96

Total	$650	$—	$650	$1,256	$—	$1,256

The following tables present the aging of the recorded investment in loans at September 30, 2021 and December 31, 2020:

			Over
	30‑59 Days	60‑89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
September 30, 2021
One-to-four family residential	$839	$239	$102	$1,180	$62,629	$63,809
Multi-family residential	—	—	—	—	8,353	8,353
Construction	—	—	—	—	2,502	2,502
Commercial real estate	—	—	—	—	33,256	33,256
Commercial business	65	—	—	65	10,009	10,074
Consumer	4	—	—	4	2,139	2,143

Total	$908	$239	$102	$1,249	$118,888	$120,137

December 31, 2020
One-to-four family residential	$1,097	$560	$75	$1,732	$64,588	$66,320
Multi-family residential	—	—	—	—	8,971	8,971
Construction	—	—	—	—	2,929	2,929
Commercial real estate	27	—	—	27	30,196	30,223
Commercial business	—	—	—	—	5,237	5,237
Consumer	11	—	—	11	1,471	1,482

Total	$1,135	$560	$75	$1,770	$113,392	$115,162

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
September 30, 2021
Pass	$63,129	$8,353	$2,502	$33,220	$10,074	$2,143	$119,421
Special mention	—	—	—	—	—	—	—
Substandard	680	—	—	36	—	—	716
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$63,809	$8,353	$2,502	$33,256	$10,074	$2,143	$120,137

December 31, 2020
Pass	$64,992	$7,503	$2,929	$30,105	$5,237	$1,482	$112,248
Special mention	—	1,468	—	—	—	—	1,468
Substandard	1,328	—	—	118	—	—	1,446
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. During 2020, the Bank had modified 89 loans with $18.6 million in total principal outstanding, and all modified loans had returned to their pre-modification payment terms as of December 31, 2020.  No loans were modified under the CARES Act during the nine months ended September 30, 2021.

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses

	(In thousands)
One-to-four family residential	$252	$118	$370	$21	$329	$226	$555	$21
Commercial real estate	209	—	209	—	185	50	235	8
Commercial business	337	—	337	21	382	—	382	26

Total	$798	$118	$916	$42	$896	$276	$1,172	$55

At both September 30, 2021 and December 31, 2020 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three and nine months ended September 30, 2021.

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

For the three-month period ended September 30, 2020, two loans were reclassified as TDRs. For TDRs that were restructured during the nine months ended September 30, 2020, the terms of the modifications included a three-month payment deferral associated with the COVID-19.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three- and nine-month periods ended September 30, 2021 and 2020.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three- and nine-month periods ended September 30, 2021 and 2020. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three- and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$456	$264	$1,231	$991

Shares:
Weighted average common shares outstanding	2,875,547	3,106,371	2,935,796	3,237,533

Net income per common share, basic	$0.16	$0.09	$0.42	$0.31

Diluted
Earnings:
Net income	$456	$264	$1,231	$991

Shares:

Weighted average common shares outstanding	2,875,547	3,106,371	2,935,796	3,237,533
Add: Dilutive effect of stock options	5,000	1,142	4,039	1,140
Add: Dilutive effect of restricted stock	7,627	2,803	5,512	984

Weighted average common shares outstanding, as adjusted	2,888,174	3,110,316	2,945,347	3,239,657

Net income per common share, Diluted	$0.16	$0.09	$0.42	$0.31

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

Compensation expense recognized for the three- and nine-month periods ended September 30, 2021 was $40,000 and $121,000, respectively. Compensation expense recognized for the three- and nine-month periods ended September 30, 2020 was $32,000 and $98,000, respectively. The ESOP trust held 27,863 allocated shares and 176,926 unallocated shares of Company common stock at September 30, 2021. The fair value of the unallocated shares was $2.7 million at September 30, 2021.

7.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of September 30, 2021, on an adjusted basis, awards for stock options totaling 93,254 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

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

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At September 30, 2021, awards for restricted stock totaling 18,500 shares of the Company common stock have been granted to participants in the 2019 Plan. At September 30, 2021, no awards of stock options have been granted under the 2019 Plan.

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

A summary of option activity under the 2010 Plan as of September 30, 2021, and changes during the nine-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	93,254	$13.18
Granted	—	—
Exercised	(1,170)	5.11
Forfeited or expired	—	—

Outstanding at end of period	92,084	$13.29	8.2	$163,000

Vested and expected to vest	92,084	$13.29	8.2	$163,000

Exercisable at end of period	43,348	$13.23	8.1	$80,000

For the three- and nine-month periods ended September 30, 2021, the Company recognized $13,000 and $39,000, respectively, in compensation expense related to the stock option plan. For the three- and nine-month periods ended September 30, 2020, the Company recognized $18,000 and $52,000, respectively in compensation expense related to the stock option plan. At September 30, 2021, there was $118,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.2 years.

A summary of the activity for the Company’s nonvested restricted shares as of September 30, 2021 and changes during the nine-month period then ended is presented below:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	30,142	$14.00
Granted	—	—
Vested	(1,000)	14.74
Forfeited	(200)	14.74

Nonvested at end of period	28,942	$13.97

For the three- and nine-month periods ended September 30, 2021, the Company recognized $30,000 and $104,000, respectively, in compensation expense related to the restricted stock plans. For the three- and nine-month periods ended September 30, 2020, the Company recognized $22,000 and $66,000, respectively, in compensation expense related to the restricted stock plans. At September 30, 2021, unrecognized compensation expense related to nonvested restricted shares was $315,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.7 years.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2021 and December 31, 2020. The Company had no liabilities measured at fair value as of September 30, 2021 and December 31, 2020.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2021

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$12,595	$—	$12,595
Agency CMO	—	25,319	—	25,319
Municipal obligations	—	70,316	—	70,316
Total securities available for sale	$—	$108,230	$—	$108,230

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$853	$853
Commercial real estate	—	—	239	239
Commercial business	—	—	317	317
Total impaired loans	$—	$—	$1,409	$1,409

Real estate held for sale	$—	$—	$99	$99

December 31, 2020

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$10,240	$—	$10,240
Agency CMO	—	27,771	—	27,771
Municipal obligations	—	66,445	—	66,445
Total securities available for sale	$—	$104,456	$—	$104,456

Assets Measured on a Nonrecurring Basis

Impaired loans:
One-to-four family residential	$—	$—	$1,468	$1,468
Commercial real estate	—	—	273	273
Commercial business	—	—	356	356
Total impaired loans	$—	$—	$2,097	$2,097

Real estate held for sale	$—	$—	$99	$99

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both September 30, 2021 and December 31, 2020, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $8,000 and $13,000 for the three and nine months ended September 30, 2021, respectively. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $3,000 for the three months ended September 30, 2020. For the nine-months ended September 30, 2020, the allowance for loan losses allocated to impaired loans remained unchanged.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At both September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company did not recognize any charges to write down real estate held for sale during both the three- and nine-month periods ended September 30, 2021. The Company recognized charges to write down real estate held for sale of $37,000 during both the three and nine months ended September 30, 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three and nine months ended September 30, 2021 and 2020. There were no transfers into or out of the Company’s Level 3 financial assets for the three- and nine-month periods ended September 30, 2021 and 2020.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2021

Financial assets:
Cash and cash equivalents	$17,886	$17,886	$—	$—
Securities available for sale	108,230	—	108,230	—
Securities held to maturity	23	—	23	—
Loans, net	118,164	—	—	120,234
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	891	—	891	—

Financial liabilities:
Deposits	195,228	—	—	195,420
Advance from FHLB	10,000	—	10,285	—
Accrued interest payable	11	—	11	—

December 31, 2020

Financial assets:
Cash and cash equivalents	$9,661	$9,661	$—	$—
Securities available for sale	104,456	—	104,456	—
Securities held to maturity	31	—	31	—
Loans, net	113,259	—	—	117,432
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	898	—	898	—

Financial liabilities:
Deposits	174,113	—	—	174,548
Advance from FHLB	11,000	—	11,450	—
Accrued interest payable	10	—	10	—

9.           Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Deposit account service charges	$87	$45	$207	$127
Brokered loan fees	48	20	199	35
ATM and debit card fee income	138	110	412	312
Other income	7	9	12	24
Revenue from contracts with customers	280	184	830	498

Net gains on investments	—	—	—	104
Increase in cash surrender value of life insurance	16	17	47	51
Other income	5	1	23	4
Other noninterest income	21	18	70	159

Total noninterest income	$301	$202	$900	$657

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

10.         Recent Accounting Pronouncements

The following are summaries of recently issued or adopted accounting pronouncements that impact the accounting and reporting practices of the Company. The Company is an emerging growth company, and as such will be subject to the effective dates noted for private companies if they differ from the effective dates notes for public companies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	the effect of the COVID-19 pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
●	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
●	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by our regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;
●	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act and the other risks described from time to time in our filings with the SEC, including our 2020 Form 10-K.

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

Significant Developments and the Impact of COVID-19

The COVID-19 pandemic is expected to have a significant adverse impact on the United States’ economy, including the banking industry, in future fiscal periods. The impact is subject to a high degree of uncertainty.

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

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.
●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. During the initial round of funding for PPP loans, the Bank funded 29 loans totaling $474,000. As of September 30, 2021, all loans funded in the initial round had received full forgiveness from the SBA. In late December 2020, the Emergency Coronavirus Relief Act of 2020 (the “Relief Act”) was enacted. The Relief Act extended certain provisions of the CARES Act and allotted $284 billion to the SBA for a second round of PPP loans. For the nine months ended September 30, 2021, the Bank funded 43 PPP loans totaling $815,000 as part of this second round, and 16 loans with a principal balance of $307,000 remain outstanding as of September 30, 2021. As of September 30, 2021, 27 loans with a principal balance of $508,000 had received full forgiveness from the SBA.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Most modifications allowed deferral of principal and interest payments for 90 days. Through 2020, the Bank modified 89 loans related to the COVID-19 pandemic, and most modifications allowed deferral of principal and interest payments for 90 days. All modified loans that remain outstanding at September 30, 2021 have returned to their pre-modification payment terms. Three of these loans with a total principal balance of $167,000 as of September 30, 2021 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of September 30, 2021. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of September 30, 2021, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets increased $16.9 million, or 7.2%, to $252.3 million at September 30, 2021 from $235.4 million at December 31, 2020.

Cash and Cash Equivalents.  Cash and cash equivalents increased $8.2 million, or 85.1%, to $17.9 million at September 30, 2021 from $9.7 million at December 31, 2020 due primarily to an increase in deposits, partially offset by the net effect of activity in available for sale securities, an increase in net loans receivable, the repurchase of the Company’s common stock and a decrease in borrowings.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans, as well as commercial business loans and consumer loans. Net loans receivable increased $4.9 million, or 4.3%, to $118.2 million at September 30, 2021 from $113.3 million at December 31, 2020. The increase in net loans receivable was due primarily to increases in commercial business and commercial real estate loans, partially offset by decreases in one-to-four family residential loans. We anticipate the COVID-19 pandemic could have an adverse impact on our future loan originations.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale increased $3.8 million, or 3.6%, to $108.2 million at September 30, 2021 from $104.5 million at December 31, 2020. The increase was due primarily to purchases of $14.1 million in municipal obligations and federal agency mortgage-backed securities partially offset by $8.4 million in principal collections on municipal obligations and federal agency mortgage-backed securities and a $1.7 million decrease in the gross unrealized gain in the portfolio.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $8,000, or 25.8%, to $23,000 at September 30, 2021 from $31,000 at December 31, 2020 due primarily to principal repayments of mortgage-backed securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-

bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $21.1 million, or 12.1%, to $195.2 million at September 30, 2021 from $174.1 million at December 31, 2020.

Borrowings.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB, bearing an interest rate of 0.26% and matured on January 6, 2021.

Stockholders’ Equity.  Stockholders’ equity decreased $2.8 million to $46.2 million at September 30, 2021 from $49.0 million at December 31, 2020. The decrease was due primarily to the repurchase of 156,602 shares of our common stock at a total cost of $2.8 million and a decrease in the accumulated other comprehensive income, net of tax, of $1.3 million, partially offset by net income of $1.2 million.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Net Income.  Net income was $456,000 ($0.16 per common share diluted) for the three months ended September 30, 2021, compared to net income of $264,000 ($0.09 per common share diluted) for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net income was $1.2 million ($0.42 per common share diluted) compared to $991,000 ($0.31 per common share diluted) for the same period in 2020. The primary reason for the increase in net income between the periods was increased noninterest income and net interest income partially offset by increased noninterest expenses.

Net Interest Income.  Net interest income after provision for loan losses increased $162,000, or 10.3%, to $1.7 million for the three months ended September 30, 2021 compared to $1.6 million for the three months ended September 30, 2020 due primarily to an increase in average investment securities and a decline in the cost of interest-bearing liabilities, partially offset by lower average loan receivables and higher average deposits.

Total interest income increased $70,000, or 3.8%, to $1.9 million for the three months ended September 30, 2021 as compared to $1.8 million the same period in 2020. The increase resulted from an increase in the average balance of interest-earning assets partially offset by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased to $238.7 million for the quarter ended September 30, 2021 from $208.4 million for the quarter ended September 30, 2020, due primarily to increases in investment securities, partially offset by decreases in loans receivable and interest-bearing deposits with banks. The average tax equivalent yield on interest-earning assets decreased to 3.37% for the quarter ended September 30, 2021 from 3.68% for the quarter ended September 30, 2020, due primarily to a decrease in market interest rates.

Total interest expense decreased $62,000, or 27.4%, to $164,000 for the three months ended September 30, 2021 compared to $226,000 for the three months ended September 30, 2020 due to a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.38% for the quarter ended September 30, 2021 from 0.62% for the same period in 2020. The average balance of interest-bearing liabilities increased to $174.6 million for the quarter ended September 30, 2021 from $145.2 million for the same period in 2020, due primarily to an increase in the number and balance of savings and interest-bearing demand deposit accounts, partially offset by a decrease in time deposits. The average cost of deposits decreased to 0.29% for the quarter ended September 30, 2021 from 0.54% for the same period in 2020. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decreases over the past year typically lags declines in the yield on interest earning assets. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 2.99% from 3.06% and the net interest margin decreased to 3.09% from 3.25% for the quarters ended September 30, 2021 and 2020, respectively.

Net interest income after provision for loan losses increased $405,000, or 8.5%, to $5.1 million for the nine months ended September 30, 2021 compared to $4.7 million for the nine months ended September 30, 2020 due primarily to an increase in the average balance of interest-earning assets partially offset by a decrease in the yield earned on interest-earning assets.

Total interest income was $5.6 million for both the nine months ended September 30, 2021 and September 30, 2020. While total interest income was essentially flat for the period, interest income from investment securities increased $445,000, partially offset by a $316,000 decrease in interest income from loans receivable and a $56,000 decrease in interest income from interest-bearing deposits with banks. The average balance of interest-earning assets increased to $235.0 million for the nine months ended September 30, 2021 from $204.7 million for the nine months ended September 30, 2020, due primarily to increases in investment securities, partially offset by decreases in loans receivable and interest-bearing deposits with banks. The average tax equivalent yield on interest-earning assets declined to 3.38% for the nine months ended September 30, 2021 from 3.78% for the nine months ended September 30, 2020, due primarily to a decrease in market interest rates.

Total interest expense decreased $237,000, or 32.1%, to $501,000 for the nine months ended September 30, 2021 compared to $738,000 for the nine months ended September 30, 2020 due to a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.39% for the nine months ended September 30, 2021 from 0.69% for the same period in 2020. The average balance of interest-bearing liabilities increased to $169.9 million for the nine months ended September 30, 2021 from $142.1 million for the same period in 2020, due primarily to an increase in the number and balance of savings and interest-bearing demand deposit accounts, partially offset by a decrease in time deposits. The average cost of deposits decreased to 0.31% for the nine months ended September 30, 2021 from 0.61% for the same period in 2020. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 2.99% from 3.09% and the net interest margin decreased to 3.09% from 3.29% for the nine-month periods ended September 30, 2021 and 2020, respectively.

Provision for Loan Losses.  Non-performing loans decreased to $650,000, at September 30, 2021 compared to $1.3 million at December 31, 2020, or 0.5% and 1.1% of total loans, respectively. At September 30, 2021, $422,000 or 65.0% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company did not record a provision for loan losses for the three months ended September 30, 2021, compared to a $30,000 provision for loan losses for the same period of 2020. For the nine months ended September 30, 2021, the Company did not record a provision for loan losses while it recorded a $102,000 provision for the same period in 2020. We believe the provision for loan losses could increase in future periods based on the possibility of increased loan delinquencies and defaults as a result of the COVID-19 pandemic.

Noninterest Income.  Noninterest income increased $99,000, or 49.0%, for the quarter ended September 30, 2021 as compared to the same period in 2020, due primarily to increases of $42,000, $28,000, and $28,000 in deposit account service charges, brokered loan fees and ATM and debit card fee income, respectively.

Noninterest income increased $243,000, or 37.0%, for the nine months ended September 30, 2021 as compared to the same period in 2020, due primarily to increases of $164,000, $100,000, and $80,000 in brokered loan fees, ATM and debit card fee income and deposit account service charges, respectively, partially offset by a reduction of $104,000 in net gain on sales of securities available for sale. Proceeds from sales of securities available for sale were $4.5 million for the nine months ended September 30, 2020. No available for sale securities have been sold during the nine months ended September 30, 2021.

Noninterest Expense.  Noninterest expense increased $25,000, or 1.6%, for the quarter ended September 30, 2021 as compared to the same period in 2020. The increase was due primarily to increases in data processing fees of $23,000, compensation and benefits of $20,000, occupancy and equipment expenses of $15,000 and other expenses of $11,000, partially offset by a reduction in the impairment loss on real estate held for sale of $37,000. An impairment of $37,000 was recorded during the three months ended September 30, 2020 whereas no impairment was recorded during the three months ended September 30, 2021.

Noninterest expense increased $426,000, or 9.8%, for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was due primarily to increases in compensation and benefits of $265,000, occupancy and equipment expenses of $65,000, data processing fees of $40,000, deposit insurance premiums of $27,000, directors’ compensation expense of $19,000 and other expenses of $55,000, partially offset by decreases in professional fees of $17,000 and a reduction in the impairment loss on real estate held for sale of $37,000. An impairment of $37,000 was recorded during the nine months ended September 30, 2020 whereas no impairment was recorded during the nine months ended September 30, 2021.

Income Tax Expense.  The Company recorded an income tax expense of $33,000 for the quarter ended September 30, 2021, compared to benefit of $11,000 for the same period in 2020. Income tax expense decreased $18,000 to $56,000 for the nine months ended September 30, 2021 as compared to $74,000 for the same period in 2020, resulting from a reduction in our effective tax rate to 4.4% for 2021 compared to 6.9% for 2020. The decrease in the effective tax rate is due primarily to increased tax-exempt investment income proportionate to overall pre-tax income.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At September 30, 2021, we had $126.1 million in cash and investment securities available for sale generally available for our cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $3.5 million at September 30, 2021.

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

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2021, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $24.9 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2021, totaled $19.3 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at September 30, 2021, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

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

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 16.5% at September 30, 2021 and 17.6% at December 31, 2020.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2021, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three and nine months ended September 30, 2021, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2020 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through September 30, 2021.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2021 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

As of September 30, 2021, we hold and service a portfolio of 16 PPP loans with a total balance of $307,000. The PPP loans are subject to the provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES” Act), the Emergency Coronavirus Relief Act of 2020 (the “Relief” Act) and complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              The following table summarizes common stock repurchases during the three months ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs
July 1, 2021 through July 31, 2021	—	$—	—	63,750
August 1, 2021 through August 31, 2021	148,121	$17.83	9,603	54,147
September 1, 2021 through September 30, 2021	2,542	$15.27	2,542	51,605

Total	150,663	$17.79	12,145

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

On August 3, 2021, pursuant to authorization by its Board of Directors, the Company repurchased 138,518 shares of its common stock at a purchase price of $18.00 per share in a private transaction. The repurchase was in addition to the previously announced stock repurchase program discussed above. The Company remains well-capitalized under the applicable regulatory capital guidelines.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q Report for the period ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated November 12, 2021	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated November 12, 2021	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)