Form 10-K
period 2021-12-31
Mid-Southern Bancorp, Inc.
filed 2022-03-25
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38491

MID-SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Indiana	82-4821705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

300 North Water Street, Salem, Indiana	47167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(812) 883-2639

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	MSVB	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No     ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock of $15.90 per share as quoted on the Nasdaq Global Select Market System on June 30, 2021 was $46.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 11, 2022, there were 3,009,521 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (Part III).

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

At December 31, 2021, the Company had total assets of $254.3 million, total deposits of $196.9 million and stockholders’ equity of $46.5 million. The Company’s executive offices are located in Salem, Indiana. The Company is subject to regulation by the Federal Reserve. Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank’s deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLB" or “FHLB of Indianapolis”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

Our Business

Our business activities are primarily conducted through Mid-Southern Savings Bank, a federally chartered savings bank headquartered in Salem, Indiana, which is located in Southern Indiana approximately 40 miles northwest of Louisville, Kentucky. Mid-Southern Savings Bank conducts business from its main office in Salem and through its branch offices located in Mitchell and Orleans, Indiana and loan production offices located in New Albany, Indiana and Louisville, Kentucky. Mid-Southern Savings Bank’s market area includes the Louisville-Jefferson County Metropolitan Statistical Area (“MSA” consisting of Clark, Floyd, Harrison, and Washington counties in Indiana and Bullitt, Henry, Jefferson, Oldham, Shelby and Spencer counties in Kentucky) plus Lawrence and Orange counties in Indiana, and, to a lesser extent, contiguous counties.

Mid-Southern Savings Bank’s principal business consists of originating one-to-four family residential real estate mortgage loans, including home equity lines of credit, commercial and multi-family real estate, and construction loans. We also offer commercial business and other consumer loans. We offer a variety of retail deposits to the general public in the areas surrounding our main office and our branch offices with interest rates that are competitive with those of similar products offered by other financial institutions in our market area. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities and mortgage-backed securities.

Our principal executive offices are located at 300 North Water Street, Salem, Indiana 47167 and our telephone number is (812) 883-2639. Our web site address is www.mid-southern.com.

Human Capital

Mid-Southern Bancorp, Inc. values our employees, customers, vendors, marketplace and community. At December 31, 2021, we employed 44 full-time equivalent employees. We continually strive to recognize the contributions of each individual to our organization, and we are committed to providing a welcoming culture of respect to all. The Company provides professional development opportunities and tuition reimbursement to team members and continually seeks to improve staff retention, career development and satisfaction. All employees are evaluated at least annually so that the individual receives feedback from his or her performance and to identify opportunities for improvement.

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

Market Area

We are headquartered in Salem, Indiana (Washington County). Salem is the county seat of Washington County and is located approximately 40 miles northwest of Louisville, Kentucky. We have a branch located in each of Mitchell, Indiana (Lawrence County) and Orleans, Indiana (Orange County) and loan production offices in New Albany, Indiana (Floyd County) and Louisville, Kentucky (Jefferson County). Our market area includes the Louisville-Jefferson County MSA, plus Lawrence and Orange counties in Indiana and extends into surrounding areas.

Based on the 2020 U.S. Census, the market area had an aggregate population of 1.3 million, growing 5.0% since 2010. The 2019 median household income in the market area is $54,233 which is lower than the national level of $65,712. The market area’s nonseasonally-adjusted unemployment rate as of December 2021 was 2.8%, which is lower than the national average of 3.7%, according to the U.S. Bureau of Labor Statistics.

Our market area provides a diversified economic and employment base in the manufacturing, service, healthcare, agricultural, and governmental sectors. The largest employers within the Louisville-Jefferson County MSA include a mix of healthcare, manufacturing, retail and educational services. Healthcare employs nearly 92,000 individuals or 14.6% of the workforce in the MSA, while manufacturing employs nearly 82,000 individuals or 13.0%. The largest employers include United Parcel Service, Jefferson County Public Schools, Norton Healthcare, Ford Motor Company and Humana Inc.

Orange County’s largest industry concentrations are in the manufacturing, accommodation/food services, healthcare and retail. A majority of the major employers in the county (including Electricom, Wildwood Association, Paoli Peaks, Walmart Supercenter, and IU Health Paoli Hospital) are located in the county seat of Paoli. The manufacturing section employs 23.8% of the county workforce, with accommodation/food services (driven by the French Lick and West Baden Springs resorts and casinos in French Lick) employing 15.8% of the workforce.

Lawrence County’s largest industry concentrations are in the manufacturing, healthcare, retail trade, and governmental sectors. A majority of the largest employers in the county (including GM Powertrain, IU Health Bedford Hospital, Walmart Supercenter, Times-Mail and Stone Belt) are located in the county seat of Bedford. Lehigh Hanson, a leading supplier of cement and other building materials, operates a cement facility in Mitchell. Mitchell is located approximately ten miles south of Bedford.

Lending Activities

General. Our historical principal lending activity has been originating one-to-four family residential real estate loans, commercial real estate loans, commercial business loans, home equity lines of credit, construction and consumer loans. More recently, we have sought to increase our commercial real estate and commercial construction and commercial business lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.

Our strategic plan continues to focus on residential real estate lending and to gradually increase our commercial real estate loans, commercial real estate construction loans and commercial business loans in our market area. As part of the commercial loan strategy, we seek to use our commercial relationships to grow our commercial transactional deposit accounts. While we generally retain in our portfolio all loans we originate, beginning in October 2019, we began brokering fixed-rate one-to-four family residential loans for sale in the secondary market. In 2020, our secondary market brokerage activities resulted in a meaningful contribution to our noninterest income.

The following table presents information concerning the composition of our loan portfolio, by the type of loan as of the dates indicated:

	At December 31,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$64,098	51.6%	$66,130	57.6%	$71,606	57.4%	$80,322	62.9%	$79,899	68.6%
Multi-family residential	9,385	7.6	8,964	7.8	9,260	7.4	7,054	5.5	6,352	5.4
Residential construction	1,406	1.1	2,083	1.8	367	0.3	—	—	108	0.1
Commercial real estate	36,678	29.5	30,171	26.3	32,311	25.9	27,153	21.3	22,315	19.1
Commercial real estate construction	1,632	1.3	851	0.7	2,867	2.3	5,100	4.0	2,061	1.8
Total real estate loans	113,199	91.1	108,199	94.2	116,411	93.3	119,629	93.7	110,735	95.0

Commercial business loans	8,804	7.1	5,212	4.5	6,456	5.2	5,939	4.6	3,875	3.3

Consumer loans	2,152	1.8	1,442	1.3	1,875	1.5	2,199	1.7	1,978	1.7

Total loans	124,155	100.0%	114,853	100.0%	124,742	100.0%	127,767	100.0%	116,588	100.0%

Deferred loan origination fees and costs, net	(64)		(5)		28		30		31
Allowance for loan losses	(1,523)		(1,589)		(1,498)		(1,504)		(1,723)
Total loans, net	$122,568		$113,259		$123,272		$126,293		$114,896

Loan Maturity Table

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2021. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2022, which have fixed interest rates, is $15.6 million, while the total amount of loans due after such date, which have adjustable interest rates, is $94.7 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One-to-Four	Multi-	Residential		Commercial	Commercial
	Family	Family	Construction	Commercial	Construction	Business	Consumer	Total(1)

	(In thousands)
Amounts due in:
One year or less(2)	$4,465	$660	$1,167	$3,396	$895	$2,581	$706	$13,870
More than one year to five years	12,014	2,687	39	7,406	195	4,303	1,312	27,956
More than five years	47,619	6,038	200	25,876	542	1,920	134	82,329
Total	$64,098	$9,385	$1,406	$36,678	$1,632	$8,804	$2,152	$124,155
(1)	Excludes net deferred loan origination fees and costs.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

Largest Borrowing Relationships.  At December 31, 2021, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $6.2 million. Our five largest lending relationships totaled $16.7 million in the aggregate, or 13.5% of our $124.2 million total loan portfolio, at December 31, 2021. The largest relationship at December 31, 2021 consisted of a $1.5 million commercial business loan participation collateralized by revenues generated by the underlying commercial properties with unfunded loan commitments to this relationship totaling $3.0 million. The next four largest lending relationships at December 31, 2021, were $4.1 million in loans to commonly owned businesses collateralized by commercial business and commercial real estate property; a $4.0 million loan collateralized by commercial real estate property; $3.6 million in loans to commonly owned businesses collateralized by multi-family residential property; and a $3.6 million loan collateralized by commercial real estate. As of December 31, 2021, all of these loans were performing in accordance with their repayment terms.

One-to-Four Family Real Estate Lending. Our primary lending activity consists of the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by property located in our geographic lending area. We originate primarily adjustable-rate loans. We have entered into loan brokering agreements with United Wholesale Mortgage (“UWM”) and Union Home Mortgage (“UHM”). Under the agreements we perform loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae (“conforming”). Conforming loans are then funded by the brokers, and we receive a fee for services performed. Through these relationships, we brokered 111 loans in 2021 and 28 loans in 2020. Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), may be funded by us and held in our loan portfolio.

Most of our loans are underwritten using generally-accepted underwriting guidelines. Some one-to-four family loans we originate are retained in our portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2021, we originated $13.7 million of one-to-four family adjustable-rate mortgage (“ARM”) loans and $1.7 million of fixed-rate mortgage loans. At December 31, 2021, one-to-four family residential mortgage loans totaled $64.1 million, or 51.6%, of our total loan portfolio, of which $59.5 million were ARM loans and $4.6 million were fixed-rate loans.

A large portion of the one-to-four family residential mortgage loans we originate and retain in our portfolio consist of loans that would be considered non-conforming as it relates to the ability to sell to Fannie Mae or other secondary market purchasers. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy a need in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and non-owner occupied first mortgage loans. At December 31, 2021 we had $19.4 million of non-owner occupied first mortgage loans. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors. It is Mid-Southern Savings Bank’s policy to require title insurance policies on all mortgage real estate loans originated in the amount of $500,000 or more. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was approximately $78,000 at December 31, 2021.

Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. At  December 31, 2021, we had no one-to-four family loans with an original contractual maturity in excess of 30 years.

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

Included in our one-to-four family loans are manufactured home loans that are considered a permanent dwelling. We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. Our weighted average yield on manufactured home loans at December 31, 2021 was 4.72%, compared to 4.31% for one-to-four family mortgages. At December 31, 2021, these loans totaled $5.3 million, or 4.3% of our total loan portfolio. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Indiana law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. In addition to the cost of moving a manufactured home, it is difficult for these borrowers to find a new location for their home. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. We attempt to work out delinquent loans with the borrower and, if that is not successful, any repossessed manufactured homes are repossessed and sold. At December 31, 2021, there were $114,000 in nonperforming manufactured home loans and no manufactured home properties in our other real estate owned ("OREO") or repossessed assets portfolio.

Home Equity Lending. We originate home equity loans and home equity lines of credit. Home equity lines of credit generally consist of variable-rates. We originate home equity loans and lines of credit in amounts of up to 80% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated with an adjustable rate of interest, based on the Wall Street Journal Prime Rate plus a margin. Home equity lines of credit generally have up to a ten-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the home equity line of credit matures with all moneys owed being due and payable. At December 31, 2021, home equity lines of credit totaled $2.5 million, or 2.0% of our total loan portfolio. At December 31, 2021, unfunded commitments on these lines of credit totaled $4.7 million.

Commercial and Multi-Family Real Estate Lending. We offer a variety of commercial real estate and multi-family loans. Most of these loans are secured by commercial income-producing properties, including retail centers, multi-family apartment buildings, warehouses, and office buildings located in our market area. At December 31, 2021, commercial and multi-family loans totaled $46.1 million, or 37.1% of our total loan portfolio.

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

Loans secured by commercial and multi-family real estate are generally underwritten based on the net operating income of the property, global cash flow of the borrower, quality of the real estate, the credit history and financial strength of the borrower and the quality of management involved with the property. The net operating income or global cash flow of the borrower must be sufficient to cover the payments related to the outstanding debt plus an additional coverage requirement. We generally impose a minimum project debt coverage ratio of approximately 1.2x for the borrower or 1.35x global cash flow. The global cash flow takes into consideration the living expenses of the persons involved in the request and tax obligations. For originated loans secured by income producing commercial properties, if the borrower is other than an individual, we generally require the personal guaranty of the borrower. We also generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing commercial and multi-family loans are performed by independent state certified or licensed fee appraisers and approved by the Directors’ Loan Committee. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is required to provide, at a minimum, annual financial information. From time to time, we also acquire participation interests in commercial and multi-family loans originated by other financial institutions secured by properties located in our market area or in the general proximity of our market area.

Historically, loans secured by commercial and multi-family properties generally involve different credit risks than one-to-four family properties, including the fact they cannot be sold as easily on the secondary market. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family. In addition, some of our commercial and multi-family loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our largest single commercial and multi-family borrowing relationship at December 31, 2021, totaled $4.0 million and is collateralized by multiple commercial real estate properties. At December 31, 2021, this loan was performing in accordance with their repayment terms.

Construction Lending. We originate construction loans secured by single-family residences and commercial and multi-family real estate. We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans. At December 31, 2021, our construction loans, including land and lot loans and land acquisition and development loans totaled $3.0 million, or 2.4% of our total loan portfolio. At December 31, 2021, unfunded construction loan commitments totaled $4.7 million.

We originate construction loans to individuals and contractors for the construction and acquisition of personal residences whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2021, construction loans to contractors for homes that were not pre-sold totaled $233,000 and are classified as commercial real estate construction loans.

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

At December 31, 2021, residential construction mortgage loans to individuals totaled $1.4 million. Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance (loans in excess of $500,000), and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property. We will generally originate these loans in an amount up to 80% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with an initial term of five years or less and a maximum amortization of 20 years. At December 31, 2021, we had three lot and land loans to individuals totaling $161,000.

We make land acquisition and development loans to experienced home builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised market value upon completion of the project. We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from developers prior to making the loan. Our loan officers are required to personally visit the proposed site of the development. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payments during the term of the loan. Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2021, we had $3.2 million in land acquisition and development loans within our commercial real estate and construction loan portfolios. At December 31, 2021, our largest land acquisition and development relationship consisted of one loan totaling $1.4 million, secured by single family residential lots located in our market area. At December 31, 2021, this loan relationship was performing in accordance with its repayment terms. At December 31, 2021, unfunded loan commitments related to land acquisition and development totaled $946,000.

We also offer commercial and multi-family construction loans. These loans are underwritten with construction financing for up to 12 months under terms similar to our residential construction loans. On completion of the construction period the loan by its terms converts to a permanent commercial real estate loan with terms similar to our other permanent commercial and multi-family real estate loans. At December 31, 2021, we had $1.6 million in commercial and multi-family construction loans.

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

We make loans on new and used automobiles. Our automobile loan portfolio totaled $1.0 million at December 31, 2021, or 47.5% of our consumer loan portfolio and 0.8% of our total loan portfolio. Automobile loans may be written for a term of up to 72 months and have fixed rates of interest. Loan-to-value ratios are generally up to 100% of the purchase price for qualified borrowers if the Fair Isaac Corporation (“FICO”) credit score is 700 or greater of either the borrower or co-borrower and the debt-to-income ratio is 35% or less. Borrowers who do not meet these criteria but still qualify in accordance with our underwriting guidelines may borrow up to 80% of the purchase price. We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt-to-income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used manufactured homes not considered permanent dwellings, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured personal loans, all of which, at December 31, 2021, totaled $1.1 million or 52.5% of our consumer loan portfolio and 0.9% of our total loan portfolio. These loans typically have terms from five to ten years depending on the collateral and loan-to-value ratios up to 80% and have either fixed or adjustable interest rates.

Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 36 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2021, there were no outstanding loans or unfunded commitments for unsecured consumer lines of credit.

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

Commercial Business Lending. At December 31, 2021, commercial business loans totaled $8.8 million, or 7.1% of our total loan portfolio. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment. Approximately $517,000 of our commercial business loans at December 31, 2021 were unsecured. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

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

Lending Authority. Both our President and Chief Executive Officer (“CEO”) and Executive Vice President and Senior Loan Officer may individually approve unsecured loans up to $100,000 and all types of secured loans up to $200,000. The Directors’ Loan Committee approves unsecured loans up to $500,000 and secured loans up to $2.0 million. Any loans over the Directors’ Loan Committee limit must be approved by the full board of directors. All loan policy exceptions must be approved by the Directors’ Loan Committee, the CEO or the Senior Loan Officer up to the committee’s, CEO’s or Senior Loan Officer’s lending authority. All policy exception loans of $10,000 or more must be reported to the board of directors within 45 days.

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

	December 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Non-accruing loans
Real estate loans
One-to-four family residential	$735	$1,160	$947	$978	$1,333
Multi-family residential	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial real estate	15	96	235	313	535
Commercial real estate construction	—	—	—	—	—
Total real estate loans	750	1,256	1,182	1,291	1,868

Commercial business loans	—	—	—	4	10

Consumer loans	3	—	—	—	—
Total non-accruing loans	753	1,256	1,182	1,295	1,878

Foreclosed real estate
One-to-four family residential	—	—	—	—	138
Commercial real estate	—	—	—	—	38
Total foreclosed real estate	—	—	—	—	176

Repossessed automobiles, recreational vehicles	—	—	—	—	—

Total nonperforming assets	$753	$1,256	$1,182	$1,295	$2,054

Total nonperforming assets as a percentage of total assets	0.3%	0.5%	0.6%	0.6%	1.2%

Troubled debt restructured loans (excluding those on nonaccrual status)
Real estate loans
One-to-four family residential	$306	$329	$484	$879	$877
Commercial real estate	155	185	365	439	484
Total real estate loans	461	514	849	1,318	1,361

Commercial business loans	328	382	412	467	514

Consumer loans	—	—	—	—	—

Total	$789	$896	$1,261	$1,785	$1,875

For the year ended December 31, 2021, total interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $40,000, all of which was excluded from interest income for the year ended December 31, 2021.

Troubled Debt Restructured Loans. Troubled debt restructurings, which are accounted for under Accounting Standards Codification (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. At December 31, 2021 and 2020, we had $789,000 and $896,000, respectively, of loans that were classified as troubled debt restructurings and still on accrual. Included in nonperforming loans at December 31, 2021 and 2020 were troubled debt restructured loans of $101,000 and $276,000 respectively.

Foreclosed Assets. We owned no OREO or other repossessed assets at December 31, 2021.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2021, there were five loans totaling $163,000 with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered individually in management’s determination of our allowance for loan losses. The largest loan relationship of concern at December 31, 2021 totaled $99,000 and was secured by one-to-four family residential real estate property located in Washington County, Indiana. The remaining loans of concern consist of $57,000 in residential first mortgages and $7,000 in commercial real estate loans. Loans of concern had no specific loan loss reserves at December 31, 2021.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2021, we had classified $889,000 of our assets as substandard, which represented a variety of outstanding loans. Classified assets totaled $976,000, or 2.1% of our equity capital and 0.4% of our assets at December 31, 2021 and $2.9 million, or 5.9% of our equity capital and 1.2% of our assets at December 31, 2020. We had $87,000 of assets classified as special mention at December 31, 2021 and $1.5 million classified as special mention as of December 31, 2020.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb probable loan losses in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable incurred losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as one-to-four family, small commercial and multi-family, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.

Our allowance for loan losses totaled $1.5 million, representing 1.2% of total loans at December 31, 2021 and $1.6 million and 1.4%, respectively, at December 31, 2020. Specific valuation reserves totaled $40,000 and $55,000 at December 31, 2021 and 2020, respectively.

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

The following table sets forth an analysis of our allowance for loan losses at the dates indicated:

	December 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Balance at beginning of period	$1,589	$1,498	$1,504	$1,723	$2,503
Charge-offs:
One-to-four family residential	6	14	58	182	64
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	19
Commercial business	21	21	—	2	—
Consumer	13	18	17	16	18
Total charge-offs	40	53	75	200	101

Recoveries:
One-to-four family residential	46	4	48	162	6
Multi-family residential	—	—	—	—	—
Construction	—	—	—	1	—
Commercial real estate	—	—	—	—	1
Commercial business	42	—	—	2	—
Consumer	6	8	9	16	14
Total recoveries	94	12	57	181	21
Net recoveries (charge-offs)	54	(41)	(18)	(19)	(80)
Provision (credit) for loan losses	(120)	132	12	(200)	(700)
Balance at end of period	$1,523	$1,589	$1,498	$1,504	$1,723

Net charge-offs during the period as a percentage of average loans outstanding during the period	—%	—%	—%	—%	0.1%

Net charge-offs (recoveries) during the period as a percentage of average nonperforming assets	(5.4)%	3.4%	1.5%	1.1%	3.4%

Allowance as a percentage of nonperforming assets	202.3%	126.5%	126.7%	116.1%	91.7%
Allowance as a percentage of total loans (end of period)	1.2%	1.4%	1.2%	1.2%	1.5%

Nonperforming loans decreased to $753,000 at December 31, 2021 from $1.3 million at December 31, 2020. The allowance for loan losses as a percentage of total loans was 1.2% and 1.4% at December 31, 2021 and 2020, respectively.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
			Percent of			Percent of			Percent of			Percent of			Percent of
		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In
		Allowance	Category		Allowance	Category		Allowance	Category		Allowance	Category		Allowance	Category
	2021	To Total	To Total	2020	To Total	To Total	2019	To Total	To Total	2018	To Total	To Total	2017	To Total	To Total
	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans

	(Dollars in thousands)
Allocated at end of period to:
One-to-four family residential	$873	57.3%	51.6%	$992	0.9%	57.6%	$955	0.8%	57.4%	$1,012	0.8%	62.9%	$1,070	0.9%	68.6%
Multi-family residential	102	6.7	7.6	98	0.1	7.8	83	0.1	7.4	59	—	5.5	220	0.2	5.4
Construction	25	1.6	2.4	55	—	2.5	44	—	2.6	48	—	4.0	20	—	1.9
Commercial real estate	363	23.8	29.5	306	0.3	26.3	289	0.2	25.9	259	0.2	21.3	269	0.2	19.1
Commercial business	127	8.3	7.1	113	0.1	4.5	102	0.1	5.2	98	0.1	4.6	111	0.1	3.3
Consumer	33	2.3	1.8	25	—	1.3	25	—	1.5	28	—	1.7	33	—	1.7
Total	$1,523	100.0%	100.0%	$1,589	1.4%	100.0%	$1,498	1.2%	100.0%	$1,504	1.1%	100.0%	$1,723	1.4%	100.0%

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

As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. At December 31, 2021, we owned $778,000 in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock has a par value of $100, and is carried at cost.

The composition of our investment securities portfolio at December 31, 2021, excluding FHLB stock, is as follows:  Federal agency mortgage-backed securities with an amortized cost of $36.1 million and a fair value of $35.6 million and municipal bonds with an amortized cost of $68.4 million and a fair value of $71.7 million.

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

At December 31, 2021, we held no investment securities for which declines in value are considered other-than-temporary. We do not intend to sell these securities and it is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2021, our securities portfolio did not contain securities of any issuer with an aggregate carrying value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
Municipal obligations	$68,366	$71,662	$62,497	$66,445	$36,390	$37,935
Mortgage-backed	36,137	35,631	37,682	38,011	20,323	20,482
Total available for sale	104,503	107,293	100,179	104,456	56,713	58,417

Securities held to maturity:
Mortgage-backed	21	21	31	31	42	42
Total held to maturity	21	21	31	31	42	42

Restricted equity securities:
Federal Home Loan Bank stock	778	778	778	778	778	778

Total securities	$105,302	$108,092	$100,988	$105,265	$57,533	$59,237

Maturity of Securities

The composition and contractual maturities of our investment portfolio at December 31, 2021, excluding Federal Home Loan Bank stock, are indicated in the following table. Weighted average yields on tax exempt securities are presented on a tax-equivalent basis using a federal marginal tax rate of 21%. Certain mortgage-backed securities, including collateralized mortgage obligations, have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than One Year to		More than Five Years to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities available for sale:
Municipal obligations	$428	2.90%	$5,844	2.43%	$5,725	3.52%	$59,665	3.16%	$71,662	3.12%
Mortgage-backed securities	18,427	1.24%	514	1.83%	5,226	0.87%	11,464	1.42%	35,631	1.25%
Total available for sale	$18,855	1.28%	$6,358	2.38%	$10,951	2.22%	$71,129	2.86%	$107,293	2.47%

Securities held to maturity:
Mortgage-backed securities	$—	3.78%	$1	1.70%	$3	2.70%	$17	1.77%	$21	1.93%
Total held to maturity	$—	3.78%	$1	1.70%	$3	2.70%	$17	1.77%	$21	1.93%

Sources of Funds

General. Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2021, approximately 2.4% of our deposits were from persons outside the state of Indiana. As of December 31, 2021, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 78.2% of total deposits, compared to 74.8% as of December 31, 2020. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

We are a public funds depository and as of December 31, 2021, we had $24.1 million in public funds. These funds consisted of $15.0 million in certificates of deposit and savings accounts and $9.1 million in checking accounts at December 31, 2021.

	December 31,
	2021			2020		2019
		Percent	Increase/		Percent		Percent
	Amount	of Total	(Decrease)	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Noninterest bearing checking	$28,602	14.5%	$2,663	$25,939	14.9%	$17,796	12.2%
Interest bearing checking	56,994	29.0	5,472	51,522	29.6	39,750	27.0
Savings and money market	68,403	34.7	15,624	52,779	30.3	36,632	24.9
Time deposits:
Maturing:
Within one year	21,341	10.8	(1,269)	22,610	13.0	31,335	21.3
After one year, but within two years	9,758	5.0	(51)	9,809	5.6	20,882	14.2
After two years, but within five years	11,771	6.0	317	11,454	6.6	574	0.4
Maturing thereafter	15	—	15	—	—	—	—
Total	$196,884	100.0%	$22,771	$174,113	100.0%	$146,969	100.0%

Jumbo Certificates

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2021. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Total
(In thousands)
Three months or less	$1,539
Over three through six months	1,928
Over six through twelve months	5,325
Over twelve months	7,579
Total	$16,371

Deposit Maturities

The following table sets forth the amount and maturities of time deposits categorized by rates at December 31, 2021.

	Amount due
		After 1 Year	After 3 Years
		Through 3	Through 5	After 5		Percent
	Within 1 year	Years	Years	Years	Total	of Total

	(Dollars in thousands)
0.00 - 0.99%	$16,898	$8,211	$5,088	$15	$30,212	70.4%
1.00 - 1.99%	4,244	3,476	4,328	—	12,048	28.1%
2.00 - 2.99%	200	425	—	—	625	1.5%
Total certificates of deposit	$21,342	$12,112	$9,416	$15	$42,885	100.0%

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

We are a member of the FHLB of Indianapolis, which is part of the FHLB System. The eleven regional FHLBs provide a central credit facility for their member institutions. We may use advances from the FHLB of Indianapolis to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2021, we had $15.0 million of available borrowing capacity with the FHLB. On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears an interest rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB, bearing an interest rate of 0.26% and which matured on January 6, 2021. No additional borrowings have been made. Average short-term borrowings have not exceeded 30% of stockholders’ equity in the past two years.

The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$10,000	$11,000	$10,000
Average FHLB advances outstanding	10,014	10,005	5,151
Weighted average rate on FHLB advances	1.60%	1.60%	1.73%
Maximum amounts of FRB borrowings outstanding at any month end	$—	$—	$—
Balance outstanding at end of period:
FHLB advances	$10,000	$11,000	$10,000

Taxation

For details regarding the Company’s taxes, see Note 11 of the Notes the Consolidated Financial Statements contained in Item 8 of this report.

Personnel

As of December 31, 2021, the Company had 44 full-time equivalent employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Corporate Information

The Company’s principal executive offices are located at 300 North Water Street, Salem, Indiana 47167. Its telephone number is (812) 883-2639. The Company maintains a website with the address www.mid-southern.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own internet access charges, the Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission (“SEC”).

Subsidiary Activities

Under OCC regulations, the Bank is authorized to invest up to 3.0% of its assets in subsidiary corporations classified as service corporations, with amounts in excess of 2.0% only if primarily for community purposes, and unlimited amounts in operating subsidiaries.

Mid-Southern Investments, Inc. was formed in 2017 to invest in general market municipal bonds, rather than bank qualified municipal bonds which, although tax advantaged, may not have the yield we seek. Our capital investment in Mid-Southern Investments as of December 31, 2021 was $53.9 million which was within the OCC limitations.

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

We attract our deposits through our branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 40 other commercial banks and savings institutions operating in the Louisville/Jefferson County, KY-IN MSA and 14 other commercial banks and savings institutions in Lawrence, Orange and Washington counties of Indiana. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Louisville/Jefferson County, KY-IN MSA was approximately 0.26%. The five largest financial institutions in that area have 69.3% of those deposits. In addition, our share of deposits in Lawrence, Orange and Washington counties was the largest in the three-county area at 17.4%, with the five largest institutions in the three-county area having 64.5% of the deposits.

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

On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0%, effective April 1, 2020). On October 9, 2020, the OCC along with the Federal Reserve and the FDIC, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and providing a graduated increase from the temporary 8.0% requirement to the 9.0% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

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

All federal savings institutions are required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC assessment for the fiscal year ended December 31, 2021 was $68,000.

The Bank’s general permissible lending limit for loans to one borrower is generally equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2021, the Bank’s lending limit under this restriction was $6.2 million. We have no loans in excess of our lending limit.

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

Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OCC to maintain minimum levels of regulatory capital. On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0% effective April 1, 2020, then to 8.5% effective January 1, 2021 and returning to 9.0% effective January 1, 2022). On October 9, 2020, the OCC along with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the CARES Act, and providing a graduated increase from the temporary 8.0% requirement to the 9.0% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank was required to maintain a CBLR ratio of 8.5% in 2021 and 8.0% in 2020.

As of December 31, 2021, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For additional information, see Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action. An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. Significantly undercapitalized and critically undercapitalized institutions are subject to more extensive mandatory regulatory actions. The OCC also can take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. An institution that is not well-capitalized is subject to certain restrictions on deposit rates and brokered deposits. At December 31, 2021, the Bank met the regulatory requirements described above under “Capital Requirements” to be considered well-capitalized.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2021, the Bank held $778,000 in FHLB stock, which was in compliance with this requirement. During the year ended December 31, 2021, the Bank did not purchase any FHLB stock.

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

Federal Deposit Insurance Corporation. The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the fiscal year ended December 31, 2021 were $61,000.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of December 31, 2021, the Bank met the QTL test.

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

Federal Reserve System. Previously, the Federal Reserve required that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Interest-bearing checking accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy any liquidity requirements that may be imposed by the OCC. However, effective March 26, 2020, the Federal Reserve set reserve requirement ratios to 0.0%.

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

Capital Requirements. For a savings and loan holding company, such as the Company, the capital regulations apply on a consolidated basis. The Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3 billion under the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” pursuant to which the Company is generally not subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. A major result of this change is to exclude most such holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve made this change effective August 30, 2019. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2021, the Company would have exceeded all regulatory requirements. See “Federal Regulation of Savings Institutions – Capital Requirements” above.

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

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age (1)	Position
Alexander G. Babey	53	President and Chief Executive Officer, Mid-Southern Bancorp, Inc. and Mid-Southern Savings Bank, FSB
James (Jimmy) O. King, III	48	Executive Vice President and Senior Loan Officer, Mid-Southern Savings Bank, FSB
Erica B. Schmidt	43	Executive Vice President and Chief Financial Officer, Mid-Southern Savings Bank, FSB
Robert W. DeRossett	52	Chief Financial Officer, Mid-Southern Bancorp, Inc.
(1)	At January 1, 2022

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

James (Jimmy) O. King, III joined Mid-Southern Savings Bank in October 2021 as Senior Vice President and Senior Loan Officer. Prior to joining the Bank, he held several positions at King Southern Bank of Chaplin, Kentucky, with the last being President and Chief Executive Officer of King Southern Bank and its holding company, King Bancorp, Inc. from 2015 through May 2019. After King Bancorp, Inc. was acquired in May 2019 by Stock Yards Bancorp, Inc., the parent company of Stock Yards Bank & Trust in Louisville, Kentucky, Mr. King remained with the acquiring bank as Business Development Officer from May 2019 to October 2021 to assist in the transition of the customer base.

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

Frank (Buzz) M. Benson, III served as the Executive Vice President and Senior Loan Officer of Mid-Southern Savings Bank since June 2014. Prior to that, he was the Senior Vice President of Lending at Main Source Bank from 1998 until June 2014. On August 13, 2021, Mr. Benson announced his retirement from the Bank, effective January 1, 2022.

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

The impact of the pandemic is expected to continue to adversely affect us during 2022 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

In light of the events surrounding the COVID-19 pandemic, the Company is continually assessing the effects of the pandemic to its employees, customers and communities. In March 2020, the CARES Act was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation, and the Company supported its customers through the Paycheck Protection Program (“PPP”), loan modifications and deferrals and fee waivers on early withdrawal of certificates of deposit due to hardship. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness.

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

At December 31, 2021, commercial real estate and multi-family loans totaled $46.1 million, or 37.1%, commercial real estate construction loans totaled $1.6 million, or 1.3% (excluding unfunded loan commitments of $2.0 million) of our loan portfolio, commercial business loans totaled $8.8 million, or 7.1%, and consumer loans totaled $2.2 million, or 1.8%, of our total loan portfolio. We continue to focus on commercial and business loans as well as consumer loans, and we intend to continue to originate commercial real estate and multi-family loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate. These loans, as well as consumer loans, also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2021, $64.1 million, or 51.6% of our total loan portfolio, was secured by one-to-four family real estate, including home equity lines of credit of $2.4 million. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A deterioration in economic conditions, declines in the volume of real estate sales and/or the sales prices or elevated unemployment rates in our market areas may result in higher rates of delinquencies, default and losses on our residential loans.

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

As of December 31, 2021, approximately $108.9 million, or 87.8%, of our total loans were to individuals and/or secured by properties located in our primary market area of the Louisville-Jefferson County MSA, plus Lawrence and Orange counties in Indiana. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in our market area. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our ability to originate larger loans is limited by our lower loans to one borrower limit, which reduces our ability to compete for certain types of loans and can reduce our interest income. Our lower earnings also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it difficult to generate meaningful noninterest income. Finally, as a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations.

Future expansion may negatively impact our earnings.

We consider our primary market area to consist of the Louisville-Jefferson MSA (which includes Clark, Floyd, Harrison and Washington counties in Indiana and Bullitt, Henry, Jefferson, Meade, Nelson, Oldham, Shelby, Spencer and Trimble counties in Kentucky), plus Lawrence and Orange counties in Indiana. We currently operate three branches with our headquarters located in Salem, Indiana and two additional branch locations in Orleans and Mitchell, Indiana and loan production offices in New Albany, Indiana and Louisville, Kentucky. In the future we may consider expanding our presence throughout our market area and may also decide to pursue further expansion through the establishment of one or more branches or additional loan production offices. The profitability of any expansion policy will depend on whether the income that we generate from the additional branches or loan production offices we may establish will offset the increased expenses resulting from operating new branches. It may take a period of time before any new branches or loan production offices would become profitable, especially in areas in which we do not have an established presence. During this period, operating any new branches or loan production offices would likely have a negative impact on our net income.

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

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2021, we had $21.3 million in certificates of deposit that mature within one year and $28.6 million in noninterest-bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

We maintain an allowance for loan losses, which we believe is an appropriate reserve to provide for probable losses in our loan portfolio. The allowance is funded by provisions for loan losses charged to expense. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience, certain macroeconomic factors, and management’s expectations of future events; and
●	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

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

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. During years ended December 31, 2021 and 2020, we did not recognize any non-cash OTTI charges. There can, however, be no assurance that future declines in market value of our investment securities will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, we had our main office that includes a full-service branch, two full-service branches and two loan production offices with an aggregate net book value of $2.0 million. All of our offices are owned except for the loan production offices which we lease. The operating leases require us to pay property taxes and operating expenses on the properties. See also Note 7 of the Notes to Consolidated Financial Statements for additional information. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2021, there were 3,565,430 shares of Company common stock issued and 3,016,653 shares of the Company common stock outstanding, 280 stockholders of record and an estimated 492 holders in nominee or “street name.”

Our cash dividend payout policy is reviewed regularly by management and the board of directors. Our board of directors has declared quarterly cash dividends on our common stock for thirteen consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

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

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s board of directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5.0% of the outstanding shares at that time. On November 17, 2021, the Company announced that its board of directors authorized an expansion of the repurchase program, permitting the Company to purchase an additional 150,000 shares of its common stock. As of December 31, 2021, the Company had purchased 126,417 shares of its common stock under the August 2020 repurchase program and paid an average price per share of $13.79. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

On August 3, 2021, pursuant to authorization by its board of directors, the Company repurchased 138,518 shares of its common stock at a purchase price of $18.00 per share in a private transaction.  The repurchase was in addition to the previously announced stock repurchase program entered into on August 31, 2020.

The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2021:

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs

October 1, 2021 through October 31, 2021	85	$15.30	85	51,520
November 1, 2021 through November 30, 2021	13,960	15.30	13,960	187,560
December 1, 2021 through December 31, 2021	1,977	15.06	1,977	185,583

Total	16,022	$15.27	16,022

Securities for Equity Compensation Plans

Please refer to Item 12 in this Form 10-K for a listing of securities authorized for issuance under equity compensation plans.

Item 6. [RESERVED]

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

Our strategic plan targets individuals, small and medium size businesses in our market area for loan and deposit growth. In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multi-family loans in our portfolio. A significant portion of these commercial and multi-family and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multi-family real estate, commercial construction and commercial business loans) increased to $56.5 million, or 45.5% of our total loan portfolio at December 31, 2021, from $45.2 million or 39.3% of our total loan portfolio, at December 31, 2020. The impact of additional commercial and multi-family, commercial construction and commercial business loans has had a positive impact on our interest income and has helped to further diversify our loan portfolio mix. At December 31, 2021, our commercial real estate and commercial real estate construction portfolios totaled $38.3 million, which represents a 23.5% increase since December 31, 2020. At December 31, 2021, our commercial business loans were $8.8 million, which represents a 68.9% increase since December 31, 2020.

Our primary market area is the Louisville-Jefferson County MSA (which consists of Clark, Floyd, Harrison and Washington counties in Indiana and Bullitt, Henry, Jefferson, Meade, Nelson, Oldham, Shelby, Spencer and Trimble counties in Kentucky), plus Lawrence and Orange counties in Indiana. Adverse economic conditions in our market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings.

Significant Developments and the Impact of COVID-19

The recent COVID-19 pandemic is expected to have a significant adverse impact on the United States’ economy, including the banking industry, in future fiscal periods. The impact is subject to a high degree of uncertainty.

Our commercial and banking products are offered primarily in Indiana, where municipal and state-wide responses to the pandemic led to a broad curtailment of economic activity beginning in March 2020. The Company’s operations and the markets it serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic.

As a result of the economic contraction, according to the U.S. Bureau of Labor Statistics, unemployment levels in the Louisville-Jefferson County MSA, which is a majority of our market area, increased considerably during the pandemic, growing to a maximum area-wide seasonally adjusted rate of 17.1% in April 2020. The area-wide seasonally-adjusted unemployment rate as of December 2021 was 3.4%, compared to 5.1% in December 2020. While the social and economic impacts from COVID-19 have been concentrated in large metropolitan areas, we anticipate to continue experiencing similar effects in smaller communities like in our market area.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	The Federal Reserve took action to reduce the federal funds target rate by 50 basis points on March 3, 2020 and then by another 100 basis points on March 16, 2020. The current range is 0.00% to 0.25%.
●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. Through December 31, 2021, the Bank has issued 29 loans under the PPP totaling $474,000. As of December 31, 2021, all loans funded in the initial round had received full forgiveness from the SBA.
●	In late December 2020, the Emergency Coronavirus Relief Act of 2020 (the “Relief Act”) was enacted. The Relief Act extended certain provisions of the CARES Act, and allotted $284 billion to the SBA for a second round of PPP loans. For the year ended December 31, 2021, the Bank has funded 43 PPP loans totaling $815,000 as part of this second round, and three loans with a principal balance of $58,000 remain outstanding as of December 31, 2021. As of December 31, 2021, 40 loans with a principal balance of $757,000 had received full forgiveness from the SBA. As of January 12, 2022, the remaining three loans outstanding as of December 31, 2021 had received full forgiveness from the SBA.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Through 2020, the Bank has modified 89 loans related to the COVID-19 pandemic. Most modifications allowed deferral of principal and interest payments for 90 days. All modified loans that remain outstanding at December 31, 2021 have returned to their pre-modification payment terms. Two of these loans totaling $122,000 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of December 31, 2021. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of December 31, 2021, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

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

In response to the pandemic, we have undertaken several actions to address the needs of our employees, our customers and our communities. We continue to follow CDC state health office guidelines and respond to new developments.

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our current executive management team is comprised of individuals with strong banking backgrounds. Erica B. Schmidt, the Bank’s Executive Vice President and Chief Financial Officer, joined Mid-Southern Savings Bank in 2005. In December 2013, Alexander Babey joined Mid-Southern Savings Bank as Executive Vice President and Chief Credit Officer, and we appointed him as our President and Chief Executive Officer in October 2016. On August 13, 2021, Frank (Buzz) Benson, III announced his retirement as Executive Vice President and Senior Loan Officer, effective January 1, 2022. On October 27, 2021, James (Jimmy) O. King, III was hired to replace Mr. Benson as Executive Vice President and Senior Loan Officer of the Bank. The management team has worked to revise our business strategy and position Mid-Southern Savings Bank for future growth and profitability.

Our current business strategy consists of the following:

●	Continuing to emphasize the origination of one-to-four family residential mortgage loans. We have been and will continue to be a significant one-to-four family residential mortgage lender to borrowers in our market area. As of December 31, 2021, $64.1 million, or 25.2%, of our total assets consisted of one-to-four family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one-to-four family residential mortgage loans, in our loan portfolio, however, beginning in October 2019 we began brokering one-to-four family residential mortgage loans.
●	Increasing commercial and multi-family real estate and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial and multi-family real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as manufacturers and professional service providers. Our commercial and multi-family real estate and commercial business loan portfolios were $46.1 million and $8.8 million, respectively, at December 31, 2021.
●	Increasing our lower-cost core deposits. NOW, Demand, savings and money market accounts are a lower cost source of funds than certificates of deposit, and we have made a concerted effort to increase these lower-cost transaction deposit accounts. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as bill pay, internet and mobile banking.
●	Managing credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.3% and 0.5% at December 31, 2021 and 2020, respectively. At December 31, 2021, we had $735,000 of non-performing one-to-four family residential loans, $15,000 in non-performing commercial real estate loans and $3,000 in non-performing consumer loans.
●	Growing organically and through opportunistic branch acquisitions. We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in our primary market areas and Louisville, Kentucky. We will consider expanding our branch network through the acquisition of other financial institutions, opening of additional branches or loan production offices or the acquisition of branches if the right opportunity occurs.

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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Cash and Cash Equivalents. At December 31, 2021 and 2020, cash and cash equivalents totaled $16.4 million and $9.7 million, respectively. Cash and cash equivalents increased due primarily to increases in deposits and operating activities, partially offset by net purchases in investments and treasury stock. We have focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multi-family residential loans, commercial real estate loans and construction loans. To a lesser extent, we originate commercial business loans and consumer loans. As part of our effort to increase our business lending and diversify the loan portfolio, we opened loan production offices in New Albany, Indiana in August 2016 and in Louisville, Kentucky in March 2021. Net loans receivable increased $9.3 million, or 8.2%, to $122.6 million at December 31, 2021 from $113.3 million at December 31, 2020. The increase in net loans receivable was due primarily to increases in commercial real estate and commercial business loans, partially offset by a decrease in one-to-four family residential loans.

One-to-four family residential loans comprise the largest segment of our loan portfolio. At December 31, 2021, these loans totaled $64.1 million, or 51.6% of total loans, compared to $66.1 million, or 57.6% of total loans, at December 31, 2020. The Bank originates both fixed- and adjustable-rate one-to-four family residential loans. We have recently increased our efforts to originate adjustable-rate one-to-four family residential loans and originated $13.7 million and $9.3 million of adjustable-rate loans in 2021 and 2020, respectively. Management intends to continue its focus on offering adjustable-rate mortgage loans at attractive rates.

Multi-family residential mortgage loans totaled $9.4 million, or 7.6% of total loans, at December 31, 2021 compared to $9.0 million, or 7.8% of total loans at December 31, 2020. We continue our effort to originate this type of loan.

Commercial real estate loans totaled $36.7 million, or 29.5% of total loans, at December 31, 2021 compared to $30.2 million, or 26.3% of total loans, at December 31, 2020. During 2021 and 2020, we originated $15.1 million and $5.8 million, respectively, of commercial real estate loans with an emphasis on adjustable-rate loans.

Our construction loan portfolio consists of residential and commercial construction loans. Construction loans totaled $3.0 million, or 2.4% of total loans (excluding unfunded construction loan commitments of $4.7 million), at December 31, 2021, compared to $2.9 million, or 2.5% of total loans (excluding unfunded construction loan commitments of $2.9 million), at December 31, 2020. Commercial construction loan originations increased to $3.3 million during 2021 from $850,000 in 2020.

Commercial business loans totaled $8.8 million, or 7.1% of total loans at December 31, 2021, compared to $5.2 million, or 4.5% of total loans, at December 31, 2020. During 2021 and 2020, we originated commercial business loans of $8.9 million and $3.3 million, respectively.

Consumer loans totaled $2.2 million, or 1.8% of total loans at December 31, 2021, compared to $1.4 million, or 1.3% of total loans, at December 31, 2020. Originations of consumer loans were $1.8 million in 2021 compared to $603,000 in 2020.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Available for sale securities increased by $2.8 million, or 2.7%, to $107.3 million at December 31, 2021 from $104.5 million at December 31, 2020. Investment securities increased due primarily to the purchase of $15.4 million of available for sale securities, partially offset by $10.7 million from scheduled principal payments and maturities of mortgage-backed and tax-exempt securities and a $1.5 million decrease in the unrealized gain on available for sale securities. During 2021, we continued our strategy to increase our investment in municipal obligations as a component of our available for sale securities portfolio due to their higher tax-equivalent yield. At December 31, 2021, our investment in municipal obligations was $71.7 million compared to $66.4 million at December 31, 2020.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities. Held to maturity securities decreased $10,000 for the year ended December 31, 2021. The decrease during 2021 was due to principal repayments on mortgage-backed securities. We have not purchased investment securities as held to maturity during the past three years.

Premises and Equipment. Premises and equipment were $2.0 million and $1.9 million at December 31, 2021 and 2020, respectively. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further information.

Other Assets. Other assets decreased $175,000 to $243,000 at December 31, 2021 from $418,000 at December 31, 2020 primarily due to a decrease in the net deferred tax asset during 2021.

Deposits. Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $22.8 million or 13.1%, during the year ended December 31, 2021, primarily as a result of increases in both interest-bearing and noninterest-bearing accounts.

Borrowings. On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB, bearing an interest rate of 0.26% and which matured on January 6, 2021.

Stockholders’ Equity. Stockholders’ equity decreased $2.5 million to $46.5 million at December 31, 2021 from $49.0 million at December 31, 2020. The decrease was due primarily to the repurchase of 172,624 shares of our common stock at a total cost of $3.0 million or an average cost of $17.47 per share and a decrease in accumulated other comprehensive income, net of tax, of $1.1 million due primarily to decreases in the fair value of available-for-sale investments, partially offset by net income of $1.6 million, less dividends of $380,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are calculated using daily balances. Nonaccrual loans are included in average daily balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 21% for the years ended December 31, 2021, 2020 and 2019. Weighted average yields for tax exempt loans and investment securities at December 31, 2021 have been calculated on a tax equivalent basis using a federal marginal tax rate of 21%.

	Years Ended December 31,
	2021			2020			2019

	Average			Average			Average
	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost

	(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits with banks	$16,331	$3	0.02%	$19,049	$60	0.31%	$14,481	$278	1.92%
Loans receivable, net (1)	116,659	5,255	4.50	121,467	5,562	4.58	127,556	6,146	4.82
Mortgage-backed securities	38,029	545	1.43	20,078	422	2.10	21,773	555	2.55
Other investment securities	65,898	2,171	3.29	46,661	1,695	3.63	30,683	1,185	3.86
Federal Home Loan Bank stock	778	17	2.19	778	25	3.21	778	42	5.40
Total interest-earning assets	237,695	7,991	3.36%	208,033	7,764	3.73%	195,271	8,206	4.20

Noninterest-earning assets	10,367			9,637			7,971
Total assets	$248,062			$217,670			$203,242

Interest-bearing liabilities:
Interest-bearing checking	$57,271	24	0.04%	$43,679	35	0.08%	$39,903	44	0.11
Savings and money market	62,186	94	0.15	42,981	85	0.20	37,564	60	0.16
Certificates of deposit	43,181	360	0.83	47,836	642	1.34	52,462	731	1.39
Total deposits	162,638	478	0.29%	134,496	762	0.57%	129,929	835	0.64
FHLB borrowings	10,017	173	1.73	10,006	174	1.74	5,138	90	1.75
Total interest-bearing liabilities	172,655	651	0.38	144,502	936	0.65	135,067	925	0.68

Noninterest-bearing liabilities	27,568			22,072			18,095
Total liabilities	200,223			166,574			153,162

Total equity	47,839			51,096			50,080
Total liabilities and equity	$248,062			$217,670			$203,242
Net interest income (taxable equivalent basis)		7,340			6,828			7,281
Less: taxable equivalent adjustment		(409)			(313)			(206)
Net interest income		$6,931			$6,515			$7,075
Net interest rate spread			2.98%			3.08%			3.52%
Net interest margin			3.09%			3.28%			3.73%
Average interest-earning assets to average interest-bearing liabilities			137.7%			144.0%			144.6%
(1)	Loan amount is net of deferred loan origination fees and costs, undisbursed loan funds and includes nonperforming loans.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those related to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,
	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

	(Dollars in thousands)
Interest income
Interest bearing deposits with banks(1)	$(50)	$(7)	$(57)	$(350)	$132	$(218)
Loans receivable, net	(84)	(218)	(302)	(296)	(284)	(580)
Mortgage-backed securities	(69)	192	123	(92)	(41)	(133)
Other investment securities(2)	(126)	493	367	(83)	465	382
Total interest-earning assets	(329)	460	131	(821)	272	(549)

Interest expense
Interest-bearing checking	(31)	20	(11)	(14)	5	(9)
Savings and money market	(11)	20	9	16	9	25
Certificates of deposit	(225)	(57)	(282)	(26)	(63)	(89)
FHLB borrowings	(1)	—	(1)	(1)	85	84
Total interest-bearing liabilities	(268)	(17)	(285)	(25)	36	11

Net increase (decrease) in net interest income	$(61)	$477	$416	$(796)	$236	$(560)
(1)	Includes interest-bearing deposits (cash) at other financial institutions.
(2)	Includes FHLB Stock.

Comparison of Operating Results Years Ended December 31, 2021 and 2020

Overview. The Company reported net income of $1.6 million ($0.55 per common share diluted) for the year ended December 31, 2021, compared to net income of $1.2 million ($0.38 per common share diluted) for the year ended December 31, 2020. The significant factors that contributed to the increase in net income for 2021 were increases in net interest income after provision for loan losses and noninterest income, partially offset by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $416,000, or 6.4%, to $6.9 million for 2021 from $6.5 million for 2020 primarily as the result of increases in the average balance of interest-earning assets and a decline in the cost incurred from interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities and a decline in the yield earned on interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 137.7% for 2021 from 144.0% for 2020. The interest rate spread decreased to 2.98% for 2021 from 3.08% for 2020.

Total interest income increased $131,000, or 1.8%, to $7.6 million for 2021 from $7.5 million for 2020. The increase is primarily due to an increase in the average balance of interest-earning assets, partially offset by a decrease in the average yield earned on interest-earning assets. The average balance of interest-earning assets increased to $237.7 million for 2021 from $208.0 million for 2020. The average tax-equivalent yield on interest-earning assets decreased to 3.36% for 2021 from 3.73% for 2020 primarily due to lower market interest rates and a shift in the asset mix from loans to investment securities.

Interest income on loans was $5.2 million for 2021 compared to $5.6 million for 2020. The decrease was due to a decrease in the average tax-equivalent yield on loans to 4.50% for 2021 from 4.58% for 2020, and a decrease in average loans outstanding of $4.8 million, or 4.0%, to $116.7 million in 2021 from $121.5 million in 2020.

Interest income on investment securities increased $490,000, or 26.6%, to $2.3 million for 2021 from $1.8 million for 2020, primarily due to a $37.2 million increase in the average balance of total investment securities to $104.7 million for 2021 from $67.5 million for 2020 partially offset by a 56-basis point decrease in the average tax-equivalent yield on investment securities.

Interest income on interest-bearing deposits with banks decreased $57,000, or 95.0%, due primarily to a decrease in the average yield to 0.02% for 2021 from 0.31% for 2020.

Total interest expense decreased $285,000, or 30.4%, due to a decrease in the cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.38% for 2021 from 0.65% for 2020. The average balance of interest-bearing liabilities increased $28.2 million to $172.7 million for 2021 from $144.5 million for 2020, due primarily to increases in the average balance of savings and interest-bearing demand deposit accounts, partially offset by a decrease in the average balance of time deposits.

Provision for Loan Losses. Based on an analysis of the factors described in “Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company recognized a recapture of the provision for loan losses of $120,000 for 2021 compared to a provision for loan losses of $132,000 for 2020. Non-performing loans decreased to $753,000, or 1.1% of total loans at December 31, 2021, compared to $1.3 million, or 1.1% of total loans at December 31, 2020. During the year ended December 31, 2021, net recoveries totaled $54,000 compared to net charge-offs of $41,000 for 2020. Impaired loans decreased $610,000 or 28.3%, from $2.2 million at December 31, 2020 to $1.5 million at December 31, 2021.

Noninterest Income. Noninterest income increased $355,000, or 41.0%, to $1.2 million for 2021 as compared to $865,000 for 2020. The year-over-year increase in noninterest income was primarily due to increases of $207,000 in brokered loan fees, $133,000 in ATM and debit card fee income and $111,000 in deposit account service charges, partially offset by a reduction of $104,000 in net gain on sales of securities available for sale. Proceeds from sales of securities available for sale were $4.5 million for the year ended December 31, 2020. No available for sale securities were sold during the year ended 2021.

Noninterest Expense. Noninterest expense increased $574,000, or 9.5%, to $6.6 million for 2021 as compared to $6.0 million for 2020. The increase was due primarily to increases in compensation and benefits of $394,000, occupancy and equipment expenses of $87,000, data processing fees of $50,000, deposit insurance premiums of $35,000 and other expenses of $68,000, partially offset by decreases in professional fees of $23,000, a reduction in the impairment loss on real estate held for sale of $37,000 and a reduction in the loss on disposal of premises and equipment of $13,000. An impairment loss on real estate held for sale of $37,000 and a loss on disposal of premises and equipment of $13,000 were recorded during the year ended December 31, 2020 whereas no impairment and disposal losses were recorded during the year ended December 31, 2021.

Income Tax Expense. Income tax expense was $67,000 for 2021 compared to $35,000 for 2020 resulting from increases in pre-tax income. The effective tax rate for 2021 increased to 4.0% compared to 2.9% for 2020. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At December 31, 2021 and 2020, we had $123.7 million and $114.1 million, respectively, in cash and investment securities available for sale generally available for our cash needs. We can also obtain funds from borrowings, primarily FHLB advances. At December 31, 2021, we had $10.0 million in FHLB advances outstanding and the ability to borrow an additional $15.0 million in FHLB advances, subject to certain collateral requirements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2021, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $23.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2021, totaled $21.3 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2021:

	Total	Due in
	Amounts	One
	Committed	Year

	(Dollars in thousands)
Commitments to originate loans
Fixed rate	$1,874	$1,874
Adjustable rate	961	961
Undisbursed balance of commercial and personal lines of credit	15,770	—
Undisbursed balance of commercial construction loans	1,964	—
Undisbursed balance of residential construction loans	2,693	—
Standby letters of credit	26	26
	$23,288	$2,861

Capital

Mid-Southern Savings Bank is subject to minimum capital requirements imposed by regulations of the OCC. Based on its capital levels at December 31, 2021, Mid-Southern Savings Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Mid-Southern Savings Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC. Based on capital levels at December 31, 2021, Mid-Southern Savings Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Mid-Southern Savings Bank’s “well-capitalized” status. See Item 1. “Business – Regulation – Federal Regulation of Savings Institutions – Capital Requirements” and Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional details on Mid-Southern Savings Bank’s regulatory capital requirements.

On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. Effective January 1, 2020, a bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (adjusted to 8.0% effective April 1, 2020 and then to 8.5% effective January 1, 2021). On October 9, 2020, the OCC along with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, published a final rule, effective November 9, 2020, implementing a temporary change to the CBLR framework pursuant to the CARES Act, and providing a graduated increase from the temporary 8.0% requirement to the 9.0% requirement as established under the final rule published in 2019. To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

As of December 31, 2021, the Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 16.3% compared to 17.6% as of December 31, 2020.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2021, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our Economic Value of Equity (“EVE”) ratio should not fall below 10.0%, 20.0%, and 30.0%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2021.

Mid-Southern Savings Bank uses an EVE interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of cash flows for on and off-balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Mid-Southern Savings Bank’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer-term re-pricing and option risk in the balance sheet. The table presented below, as of December 31, 2021, is an internal analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, from no change to up 400 basis points. A decline beyond 100 basis points is not reported as any further decline in rates is unlikely as the current federal funds rate is from 0.0% to 0.25%.

Immediate Change				Economic Value of Equity as a
In the Level	Economic Value of Equity			% of Present Value of Assets

Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change

	(Dollars in thousands)
400bps	$53,946	$(3,929)	(6.8)%	21.1%	(1.5)%
300bps	56,335	(1,540)	(2.7)	22.1	(0.6)
200bps	57,845	(30)	(0.1)	22.6	—
100bps	58,599	724	1.3	22.9	0.3
Static	57,875	—	—	22.7	—
(100)bps	56,815	(1,060)	(1.8)	22.2	(0.4)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Mid-Southern Bancorp, Inc.

Salem, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mid-Southern Bancorp, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana

March 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mid-Southern Bancorp, Inc.

Salem, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mid-Southern Bancorp, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s, or its predecessors’, auditor from at least 1975 to 2020.

New Albany, Indiana

March 26, 2021

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(In thousands, except share information)

	2021	2020
ASSETS
Cash and due from banks	$1,378	$1,778
Interest-bearing deposits with banks	15,001	7,883
Cash and cash equivalents	16,379	9,661

Securities available for sale, at fair value	107,293	104,456
Securities held to maturity	21	31

Loans, net of allowance for loan losses of $1,523 and $1,589, respectively	122,568	113,259

Federal Home Loan Bank stock, at cost	778	778
Real estate held for sale	99	99
Premises and equipment	1,952	1,898
Accrued interest receivable:
Loans	296	314
Securities	701	584
Cash value of life insurance	3,930	3,865
Other assets	243	418

Total Assets	$254,260	$235,363

LIABILITIES
Deposits:
Noninterest-bearing	$28,602	$25,939
Interest-bearing	168,282	148,174
Total deposits	196,884	174,113

Advances from Federal Home Loan Bank	10,000	11,000

Accrued interest payable	11	10
Accrued expenses and other liabilities	836	1,236
Total Liabilities	207,731	186,359

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 3,016,653 shares outstanding (3,173,057 in 2020)	36	36
Additional paid-in-capital	30,694	30,559
Retained earnings, substantially restricted	23,527	22,299
Accumulated other comprehensive income	2,096	3,213
Unearned ESOP shares	(1,649)	(1,769)
Unearned stock compensation plan	(473)	(422)
Treasury stock, at cost - 548,777 shares (392,373 in 2020)	(7,702)	(4,912)
Total Stockholders’ Equity	46,529	49,004

Total Liabilities and Stockholders’ Equity	$254,260	$235,363

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands, except per share information)

	2021	2020
INTEREST INCOME
Loans, including fees	$5,249	$5,551
Investment securities:
Mortgage-backed securities	545	422
Municipal tax exempt	1,515	1,134
Other debt securities	253	259
Federal Home Loan Bank dividends	17	25
Interest-bearing deposits with banks and time deposits	3	60
Total interest income	7,582	7,451

INTEREST EXPENSE
Deposits	478	762
Borrowings	173	174
Total interest expense	651	936

Net interest income	6,931	6,515

Provision (credit) for loan losses	(120)	132
Net interest income after provision for loan losses	7,051	6,383

NONINTEREST INCOME
Deposit account service charges	295	184
Brokered loan fees	265	58
Net gain on sales of securities available for sale	—	104
Increase in cash value of life insurance	62	68
ATM and debit card fee income	552	419
Other income	46	32
Total noninterest income	1,220	865

NONINTEREST EXPENSE
Compensation and benefits	3,847	3,453
Occupancy and equipment	542	455
Data processing	431	381
Professional fees	574	597
Impairment loss on real estate held for sale	—	37
Loss on disposal of premises and equipment	—	13
Directors' compensation	350	343
Stockholders' meeting expense	64	62
Supervisory examinations	68	64
Deposit insurance premiums	61	26
Other expenses	659	591
Total noninterest expense	6,596	6,022

Income before income taxes	1,675	1,226

Income tax expense	67	35

Net Income	$1,608	$1,191

Earnings per common share:
Basic	$0.55	$0.38
Diluted	$0.55	$0.38

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

	2021	2020

Net Income	$1,608	$1,191

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	(1,487)	2,675
Income tax benefit (expense)	370	(665)
Net of tax amount	(1,117)	2,010

Reclassification adjustment for realized gains included in net income during the period	—	104
Income tax expense	—	(26)
Net of tax amount	—	78

Other Comprehensive Income (Loss), net of tax	(1,117)	1,932

Total Comprehensive Income	$491	$3,123

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER, 31, 2021 AND 2020

(In thousands, except share information)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total

Balances at January 1, 2020	$36	$30,415	$21,363	$1,281	$(1,883)	$(300)	$(99)	$50,813

Net income	—	—	1,191	—	—	—	—	1,191

Other comprehensive income	—	—	—	1,932	—	—	—	1,932

Cash dividends ($0.08 per share)	—	—	(255)	—	—	—	—	(255)

Shares released by ESOP trust	—	33	—	—	114	—	—	147

Purchase of 403,171 treasury shares	—	—	—	—	—	—	(5,044)	(5,044)

Grant of treasury stock for stock compensation	—	42	—	—	—	(273)	231	—

Stock compensation expense	—	69	—	—	—	151	—	220

Balances at December 31, 2020	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	1,608	—	—	—	—	1,608

Other comprehensive loss	—	—	—	(1,117)	—	—	—	(1,117)

Cash dividends ($0.13 per share)	—	—	(380)	—	—	—	—	(380)

Shares released by ESOP trust	—	64	—	—	120	—	—	184

Purchase of 172,624 treasury shares	—	—	—	—	—	—	(3,017)	(3,017)

Forfeiture of unearned stock awards	—	—	—	—	—	3	(3)	—

Exercise of stock options	—	(9)	—	—	—	—	16	7

Grant of treasury stock for stock compensation	—	21	—	—	—	(235)	214	—

Stock compensation expense	—	59	—	—	—	181	—	240

Balances at December 31, 2021	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,608	$1,191
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	388	242
Provision (credit) for loan losses	(120)	132
Stock compensation expense	240	220
Depreciation expense	170	156
Loss on disposal of premises and equipment	—	13
ESOP compensation expense	184	147
Impairment loss on real estate held for sale	—	37
Deferred income taxes	(10)	(15)
Increase in cash value of life insurance	(62)	(68)
Net gain on sales of securities available for sale	—	(104)
Increase in accrued interest receivable	(99)	(33)
Increase in accrued interest payable	1	3
Net change in other assets and liabilities	112	(74)
Net Cash Provided By Operating Activities	2,412	1,847

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(15,394)	(57,390)
Principal collected on mortgage-backed securities available for sale	10,682	7,039
Proceeds from maturities of securities available for sale	—	2,220
Proceeds from sales of securities available for sale	—	4,526
Principal collected on mortgage-backed securities held to maturity	10	11
Net change in loans receivable	(9,189)	9,881
Purchase of premises and equipment	(181)	(132)
Investment in cash value of life insurance	(3)	(3)
Net Cash Used In Investing Activities	(14,075)	(33,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	22,771	27,144
Repayments to Federal Home Loan Bank	(1,000)	—
Proceeds from Federal Home Loan Bank	-	1,000
Proceeds from issuance of common stock from the exercise of stock options	7	—
Purchase of treasury stock	(3,017)	(5,044)
Cash dividends paid	(380)	(255)
Net Cash Provided By Financing Activities	18,381	22,845

Net Increase (Decrease) in Cash and Cash Equivalents	6,718	(9,156)

Cash and cash equivalents at beginning of year	9,661	18,817

Cash and Cash Equivalents at End of Period	$16,379	$9,661

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$650	$933
Net tax payments	62	81

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Nature of Operations

The Company’s principal business is the ownership and operation of the Bank. The Bank is a federal savings bank that provides a variety of banking services to individuals and business customers through its main office, two full-service branch offices and loan production offices in New Albany, Indiana and Louisville, Kentucky. The Bank’s primary source of revenue is single-family residential mortgage loans. Mid-Southern Investments, Inc. (the "Subsidiary") is a wholly-owned subsidiary of the Bank that holds and manages an investment securities portfolio.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

During 2021 and 2020, the Company recognized net partial charge-offs on loans totaling $6,000 and $2,000, respectively. At December 31, 2021, the Company had seven loans with an aggregate recorded investment of $242,000 and an aggregate unpaid principal balance of $367,000 on which net partial charge-offs of $122,000 had been recorded. At December 31, 2020, the Company had seven loans with an aggregate recorded investment of $280,000 and an aggregate unpaid principal balance of $430,000 on which net partial charge-offs of $159,000 had been recorded.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

settlement. Income from the increase in cash surrender value of the policies and income from the realization of death benefits is reported in noninterest income.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares are credited or charged to paid-in capital in excess of par value using the average-cost method.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company. The Company is an emerging growth company, and as such will be subject to the different dates noted for private companies if they differ from the effective dates noted for public companies.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

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

(2)  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is typically required to maintain reserve balances on hand and with the Federal Reserve Bank (“FRB”). These funds are unavailable for investment but the reserve balances maintained with the FRB are interest-earning. In response to the COVID-19 pandemic, the FRB reduced the reserve requirement to 0% effective March 26, 2020. The average amount of those reserve balances for the year ended December 31, 2020 were approximately $72,000.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(3)  INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2021 and 2020 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$11,941	$47	$135	$11,853
Agency CMO	24,196	47	465	23,778
	36,137	94	600	35,631

Other debt securities:
Municipal obligations	68,366	3,318	22	71,662

Total securities available for sale	$104,503	$3,412	$622	$107,293

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$21	$—	$—	$21

Total securities held to maturity	$21	$—	$—	$21

December 31, 2020

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$10,094	$146	$—	$10,240
Agency CMO	27,588	207	24	27,771
	37,682	353	24	38,011

Other debt securities:
Municipal obligations	62,497	3,954	6	66,445

Total securities available for sale	$100,179	$4,307	$30	$104,456

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$31	$—	$—	$31

Total securities held to maturity	$31	$—	$—	$31

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

The amortized cost and fair value of debt securities as of December 31, 2021 by contractual maturity are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty and thus the contractual maturities are not presented below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$425	$428	$—	$—
Due after one year through five years	5,694	5,844	—	—
Due after five years through ten years	5,410	5,725	—	—
Due after ten years	56,837	59,665	—	—
	68,366	71,662	—	—
MBS and CMO	36,137	35,631	21	21

	$104,503	$107,293	$21	$21

Information pertaining to securities with gross unrealized losses at December 31, 2021 and 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2021	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	4	$7,964	$113
Agency CMO	4	4,792	46
Municipal obligations	3	2,452	22
Total less than 12 months	11	15,208	181

Continuous loss position more than 12 months:
Agency MBS	1	879	22
Agency CMO	8	12,553	419
Total more than 12 months	9	13,432	441

Total securities available for sale	20	$28,640	$622

December 31, 2020

Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	9	$16,223	$24
Municipal obligations	2	1,494	6
Total less than 12 months	11	17,717	30

Total securities available for sale	11	$17,717	$30

At December 31, 2021 and 2020, the Company had no debt securities in the held to maturity classification in a loss position. At December 31, 2021 and 2020, the debt securities in the available for sale classification in a loss position were 26.7% and 17.0%, respectively, of the Company’s total available for sale securities portfolio. All of the debt securities in a loss position at December 31, 2021 and 2020 were backed by residential first mortgage loans or were

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

While management does not anticipate any credit-related impairment losses at December 31, 2021, additional deterioration in market and economic conditions, including those related to the COVID-19 pandemic, may have an adverse impact on credit quality in the future.

During the year ended December 31, 2020, the Company realized gross gains of $109,000 and gross losses of $5,000 on the sale of securities available for sale.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2021 and 2020 consisted of the following:

(In thousands)	2021	2020
Real estate mortgage loans:
One-to-four family residential	$64,098	$66,130
Multi-family residential	9,385	8,964
Residential construction	1,406	2,083
Commercial real estate	36,678	30,171
Commercial real estate construction	1,632	851
Commercial business loans	8,804	5,212
Consumer loans	2,152	1,442
Total loans	124,155	114,853

Deferred loan origination fees and costs, net	(64)	(5)
Allowance for loan losses	(1,523)	(1,589)

Loans, net	$122,568	$113,259

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

The following represents the aggregate activity for related party loans during the year ended December 31, 2021. The beginning balance has been adjusted to reflect new directors and officers, as well as directors and officers that are no longer with the Company.

(In thousands)

Balance, January 1, 2021	$1,459
New loans	—
Payments	(1,073)

Balance, December 31, 2021	$386

The Company has pledged certain loans to secure future advances or other borrowings from the FHLB. At December 31, 2021 and 2020, the eligible blanket collateral included residential mortgage loans with a carrying value of approximately $61.1 million and $63.9 million, respectively. See Note 9.

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,098	$9,385	$3,038	$36,678	$8,804	$2,152	$124,155

Accrued interest receivable	158	11	7	76	38	6	296

Net deferred loan fees/costs	7	(24)	(13)	(52)	(27)	45	(64)

Recorded investment in loans	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

The following table provides the components of the Company’s recorded investment in loans at December 31, 2020:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$66,130	$8,964	$2,934	$30,171	$5,212	$1,442	$114,853

Accrued interest receivable	183	13	7	92	14	5	314

Net deferred loan fees/costs	7	(6)	(12)	(40)	11	35	(5)

Recorded investment in loans	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2021 is as follows:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

Allowance for loan losses:	(In thousands)
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions (credit)	(159)	4	(30)	57	(7)	15	(120)
Charge-offs	(6)	—	—	—	(21)	(13)	(40)
Recoveries	46	—	—	—	42	6	94

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$21	$—	$—	$—	$19	$—	$40

Collectively evaluated for impairment	852	102	25	363	108	33	1,483

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,041	$—	$—	$170	$328	$3	$1,542

Collectively evaluated for impairment	63,222	9,372	3,032	36,532	8,487	2,200	122,845

Ending balance	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

Recorded Investment in Loans as Evaluated for Impairments:
Individually evaluated for impairment	$1,489	$—	$—	$281	$382	$—	$2,152

Collectively evaluated for impairment	64,831	8,971	2,929	29,942	4,855	1,482	113,010

Ending balance	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

At December 31, 2021 and 2020, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, trends in the volume and term of new loan originations, changes in lending management, past due loan trends, the quality of the loan review system, collateral valuations, loan concentrations and other internal and external factors.  During the year ended December 31, 2020, management

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

adjusted the qualitative factors due to economic uncertainties related to the COVID-19 pandemic. At December 31, 2021, there was still uncertainty about how severely the COVID-19 pandemic had impacted the loan portfolio.

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2021.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$822	$905	$—	$936	$2
Commercial real estate	102	102	—	104	4
Commercial business	—	—	—	4	—
Consumer	3	3	—	1	—
	$927	$1,010	$—	$1,045	$6

Loans with an allowance recorded:

One-to-four family residential	$219	$218	$21	$226	$9
Commercial real estate	68	72	—	136	6
Commercial business	328	328	19	348	19
Consumer	—	—	—	—	—
	$615	$618	$40	$710	$34

Total:

One-to-four family residential	$1,041	$1,123	$21	$1,162	$11
Commercial real estate	170	174	—	240	10
Commercial business	328	328	19	352	19
Consumer	3	3	—	1	—
	$1,542	$1,628	$40	$1,755	$40

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2021 and 2020:

		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans

	(In thousands)
December 31, 2021:

One-to-four family residential	$735	$—	$735
Commercial real estate	15	—	15
Consumer	3	—	3

Total	$753	$—	$753

December 31, 2020:

One-to-four family residential	$1,160	$—	$1,160
Commercial real estate	96	—	96

Total	$1,256	$—	$1,256

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

The following table presents the aging of the recorded investment in loans at December 31, 2021 and 2020:

	30‑59 Days	60‑89 Days	Over 90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

December 31, 2021	(In thousands)

One-to-four family residential	$545	$248	$57	$850	$63,413	$64,263
Multi-family residential	—	—	—	—	9,372	9,372
Construction	—	—	—	—	3,032	3,032
Commercial real estate	451	—	—	451	36,251	36,702
Commercial business	—	—	—	—	8,815	8,815
Consumer	—	—	3	3	2,200	2,203

Total	$996	$248	$60	$1,304	$123,083	$124,387

December 31, 2020

One-to-four family residential	$1,097	$560	$75	$1,732	$64,588	$66,320
Multi-family residential	—	—	—	—	8,971	8,971
Construction	—	—	—	—	2,929	2,929
Commercial real estate	27	—	—	27	30,196	30,223
Commercial business	—	—	—	—	5,237	5,237
Consumer	11	—	—	11	1,471	1,482

Total	$1,135	$560	$75	$1,770	$113,392	$115,162

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

The following table presents the recorded investment in loans by risk category as of December 31, 2021 and 2020:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

December 31, 2021	(In thousands)

Pass	$63,399	$9,372	$3,032	$36,593	$8,815	$2,200	$123,411
Special mention	—	—	—	87	—	—	87
Substandard	864	—	—	22	—	3	889
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

December 31, 2020

Pass	$64,992	$7,503	$2,929	$30,105	$5,237	$1,482	$112,248
Special mention	—	1,468	—	—	—	—	1,468
Substandard	1,328	—	—	118	—	—	1,446
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$66,320	$8,971	$2,929	$30,223	$5,237	$1,482	$115,162

Troubled Debt Restructurings

The following table summarizes the Company’s TDRs by accrual status at December 31, 2021 and 2020:

				Related
				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses

December 31, 2021	(In thousands)

One-to-four family residential	$306	$101	$407	$21
Commercial real estate	155	—	155	—
Commercial business	328	—	328	19

Total	$789	$101	$890	$40

December 31, 2020

One-to-four family residential	$329	$226	$555	$21
Commercial real estate	185	50	235	8
Commercial business	382	—	382	26

Total	$896	$276	$1,172	$55

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2021:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance

	(Dollars in thousands)

One-to-four family residential	1	$49	$48

Total	1	$49	$48

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2020:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance

	(Dollars in thousands)

One-to-four family residential	5	$230	$230
Commercial real estate	1	51	51

Total	6	$281	$281

The TDR that was restructured during the year ended December 31, 2021 was modified related to bankruptcy. For TDRs that were restructured during the year ended December 31, 2020, four loans were modified related to the COVID-19 pandemic, and two loans were related to bankruptcies. Charge-offs for loan losses of $6,000 were recorded as a result of TDRs during the years ended December 31, 2021. No charge-offs or provisions for loan losses were recorded as a result of TDRs during the year ended December 31, 2020.

At December 31, 2021 and 2020, the Company had no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs modified within the previous 12 months for which there was a subsequent default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2021 and 2020. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2021 and 2020.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. The guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs. The CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The Consolidated Appropriations Act of 2021 further extended the relief from TDR accounting for qualified modifications to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 terminates. The Bank has applied this guidance related to payment deferrals and other COVID-19 related loan modifications made through December 31, 2021. As of December 31, 2021, no loans

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

were outstanding for which the Bank had granted payment extensions related to COVID-19 modifications. As of December 31, 2020, $16.2 million in loans were outstanding for which the Bank had granted payment extensions of primarily one to three months. Of that total, $15.6 million had resumed payments and were not considered past due as of December 31, 2020.

(5)  FORECLOSED REAL ESTATE

The Company did not have any foreclosed residential real estate properties where physical possession has occurred at December 31, 2021 and 2020.

At December 31, 2021, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $19,000. At December 31, 2020, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $36,000.

There was no net loss or gain on foreclosed real estate for the years ended December 31, 2021 and 2020.

(6)  REAL ESTATE HELD FOR SALE

The Company reclassified from premises and equipment the $325,000 carrying value of land originally held for development of a future branch office to real estate held for sale in June 2017 upon listing the property for sale. Based on subsequent impairment assessments, an impairment loss of $37,000 was recognized and is reported as a component of noninterest expense in the accompanying consolidated statements of income for the year 2020. No impairment loss was recognized for the year 2021. The carrying value of real estate held for sale was $99,000 at both December 31, 2021 and 2020.

(7)  PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
(In thousands)

Land and land improvements	$507	$507
Office buildings and leasehold improvements	2,371	2,227
Furniture, fixtures and equipment	1,249	1,178
	4,127	3,912
Less accumulated depreciation	2,175	2,014

Total premises and equipment, net of accumulated depreciation	$1,952	$1,898

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(8)  DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 was approximately $4.3 million and $3.3 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, scheduled maturities of time deposits were as follows:

(In thousands)

2022	$21,342
2023	9,758
2024	2,354
2025	4,446
2026	4,970
Thereafter	15

Total	$42,885

The Company held deposits of approximately $5.1 million and $3.5 million for related parties at December 31, 2021 and 2020, respectively.

Interest expense on deposits is summarized as follows:

(In thousands)	2021	2020

Savings and interest-bearing demand deposits	$118	$120
Time deposits	360	642

Total	$478	$762

(9)  ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2021 and 2020, the Bank had $10.0 million and $11.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance which matures on June 27, 2024 and bears an interest rate of 1.73%. On December 30, 2020, the Company borrowed $1.0 million from the FHLB as a fixed-rate bullet advance, bearing an interest rate of 0.26% and which matured on January 6, 2021. The advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2021, the carrying value of mortgage loans pledged as security for advances was $61.1 million.

(10)  LEASE COMMITMENTS

During 2019, the Company entered into a lease agreement expiring in July 2022 for loan production office space in New Albany, Indiana. At December 31, 2021, minimum lease payments remaining under this lease are $14,000 for the year ending December 31, 2022. During 2021, the Company entered into a lease agreement expiring in June 2025 for loan production office space in Louisville, Kentucky. At December 31, 2021, minimum lease payments remaining under this lease are $61,000 for the year ended December 31, 2022, $62,000 for the year ended December 31, 2023, $64,000 for the year ended December 31, 2024, and $32,000 for the year ended December 31, 2025.

Total rental expense for the operating leases for each of the years ended December 31, 2021 and 2020 was $87,000 and $27,000, respectively.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(11)  INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020

Current	$77	$50
Deferred	(10)	(15)
Total	$67	$35

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21%for the years ended December 31, 2021 and 2020, follows:

(In thousands)	2021	2020

Provisions at federal statutory rate	$352	$257
State income tax-net of federal tax benefit	33	27
Municipal interest income	(322)	(246)
Bank-owned life insurance income	(13)	(14)
Other	17	11
Total	$67	$35

Effective tax rate	4.0%	2.9%

Indiana tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

(In thousands)	2021	2020
Deferred tax assets (liabilities):
Director deferred compensation plan	$31	$39
Allowance for loan losses	369	386
Valuation allowance - real estate held for sale	105	105
Nonaccrual loan interest income	53	57
Equity incentive plans	22	18
Employee stock ownership plan	25	20
Net deferred loan costs	15	2
Other	8	7
Total deferred tax assets	628	634

Depreciation	(74)	(79)
FHLB stock dividends	(18)	(18)
Prepaid expenses	(11)	(22)
Unrealized gain on securities available for sale	(694)	(1,064)
Total deferred tax liabilities	(797)	(1,183)

Net deferred tax asset (liability)	$(169)	$(549)

At December 31, 2021 and 2020, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files a consolidated U.S. federal income tax return and a combined Indiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2018 are subject to examination by the relevant taxing authorities.

Prior to October 1, 1996, the Company was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2021 and 2020 include approximately $1.2 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred tax liability on these amounts was approximately $294,000 at December 31, 2021 and 2020.

(12)  DEFERRED DIRECTORS COMPENSATION PLAN

The Company has a deferred compensation plan whereby certain directors defer into an account with the Company a portion of their monthly director fees to provide income for a period of ten years following retirement. The benefits under the contracts are fully vested and the Company accrues the interest cost on the deferred obligation. The balance of the accrued benefit for the plan, which is included as part of accrued expenses and other liabilities on the balance sheet, was $130,000 and $163,000 at December 31, 2021 and 2020, respectively. Deferred compensation expense was $10,000 and $12,000 for the years ended December 31, 2021 and 2020, respectively.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(13)  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Company contributed $61,000 and $73,000 to the plan for the years ended December 31, 2021 and 2020, respectively.

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

Compensation expense recognized for the years ended December 31, 2021 and 2020 was $184,000 and $147,000, respectively. Company common stock held by the ESOP trust at December 31, 2021 and 2020 was as follows:

	2021	2020

Allocated shares	39,847	27,863
Unallocated shares	164,942	176,926

Total ESOP shares	204,789	204,789

Fair value of unallocated shares	$2,474,000	$2,550,000

(14)  STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. The compensation cost that has been charged against income for those plans was $240,000 and $220,000 for 2021 and 2020, respectively.

The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was $51,000 and $46,000 for the years ended December 31, 2021 and 2020, respectively.

The Company accounts for any forfeitures when they occur, and any previously recognized compensation expense for an award is reversed in the period the award is forfeited.  The Company generally reissues treasury shares or issues new shares from its authorized but unissued shares under the plans.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the "2010 Plan") adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the exchange ratio applied in the Conversion, were approved for awards of stock options and restricted stock. As of December 31, 2021, on an adjusted basis, awards for stock options totaling 93,254 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

2019 Equity Incentive Plan

In September 2019, the Company's stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. As of December 31, 2021, awards for stock options totaling 6,500 shares and awards for restricted stock totaling 33,550 shares of the Company common stock have been granted, net of any forfeitures, to participants in the 2019 Plan.

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

Stock Options:

The fair value of stock options granted during 2021 under the 2019 Plan was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on the average of the vesting term and the original contractual term as the Company does not have sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term due to the limited period of time its common shares have been publicly traded. The risk-free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The following significant assumptions were used during 2021 to estimate the fair value of stock options granted:

Expected volatility	31.5%
Expected term (in years)	7.5
Expected dividends	1.02%
Risk-free rate	1.42%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2021 was $5.05.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

A summary of option activity as of December 31, 2021, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	93,254	$13.18
Granted	6,500	15.39
Exercised	(1,170)	5.11
Forfeited or expired	—

Outstanding at end of period	98,584	$13.42	8.0	$158,000

Vested and expected to vest	98,584	$13.42	8.0	$158,000

Exercisable at end of period	60,894	$13.30	7.9	$104,000

At December 31, 2021, there was $131,000 of unrecognized compensation expense related to nonvested stock options. That compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock:

A summary of the activity for the Company’s nonvested restricted shares during the year ended December 31, 2021, is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	30,142	$14.00
Granted	15,250	15.39
Vested	(12,614)	14.31
Forfeited	(200)	14.74

Nonvested at end of period	32,578	$14.53

The total fair value of shares vested during each of the years ended December 31, 2021 and 2020, was $192,000 and $160,000, respectively. At December 31, 2021, unrecognized compensation expense related to nonvested restricted shares was $473,000. That compensation expense is expected to be recognized over the remaining weighted average vesting period of 3.0 years.

(15)  COMMITMENTS AND CONTINGENCIES

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

economies and financial markets of many countries, including the geographical area in which the Company operates. Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected.

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

There were $26,000 in commitments under outstanding standby letters of credit at both December 31, 2021 and December 31, 2020.

The following is a summary of the commitments to extend credit at December 31, 2021 and 2020:

(In thousands)	2021	2020
Loan commitments:
Fixed rate	$1,874	$180
Adjustable rate	961	2,244

Undisbursed commercial and personal lines of credit	15,770	11,774
Undisbursed portion of commercial construction loans	1,964	2,928
Undisbursed portion of residential construction loans	2,693	429

Total commitments to extend credit	$23,262	$17,555

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit. The Company had no liabilities related to standby letters of credit guarantees at December 31, 2021 and 2020.

The Company has not been required to perform on any financial guarantees during the past two years. The Company incurred no losses on its commitments in either 2021 or 2020.

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion were eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR is set at 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two-quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7% for 2020, 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank has opted into the CBLR framework as of January 1, 2020. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2021 and 2020.

At December 31, 2021, the Bank’s CBLR ratio was 16.3%. The Bank’s CBLR ratio was 17.6% at December 31, 2020. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2021 and 2020.

As of December 31, 2021, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021:

Community Bank Leverage Ratio	$41,264	16.3%	N/A	N/A	$21,520	8.50%

As of December 31, 2020:

Community Bank Leverage Ratio	$39,174	17.6%	N/A	N/A	$17,772	8.00%

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

DECEMBER 31, 2021 AND 2020

(19)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 21) in which the fair value measurements fall at December 31, 2021 and 2020:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

December 31, 2021

Financial assets:
Cash and cash equivalents	$16,379	$16,379	$—	$—
Securities available for sale	107,293	—	107,293	—
Securities held to maturity	21	—	21	—
Loans, net	122,568	—	—	123,158
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	997	—	997	—

Financial liabilities:
Noninterest-bearing deposits	28,602	28,602	—	—
Interest-bearing deposits	168,282	—	—	168,168
Advance from FHLB	10,000	—	10,162	—
Accrued interest payable	11	—	11	—

December 31, 2020

Financial assets:
Cash and cash equivalents	$9,661	$9,661	$—	$—
Securities available for sale	104,456	—	104,456	—
Securities held to maturity	31	—	31	—
Loans, net	113,259	—	—	117,432
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	898	—	898	—

Financial liabilities:
Noninterest-bearing deposits	25,939	25,939	—	—
Interest-bearing deposits	148,174	—	—	148,609
Advance from FHLB	11,000	—	11,450	—
Accrued interest payable	10	—	10	—

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 15, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transaction accounts. The fair value of securities is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

credit risk of the instrument. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at December 31, 2021 and 2020 represent an approximation of exit price, but an actual exit price may differ.

(20)  SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

(Dollars in thousands, except per share data)	2021	2020

Basic
Earnings:
Net income	$1,608	$1,191

Shares:
Weighted average common shares outstanding	2,906,728	3,172,057

Net income per common share, basic	$0.55	$0.38

Diluted
Earnings:
Net income	$1,608	$1,191

Shares:
Weighted average common shares outstanding	2,906,728	3,172,057
Add: Dilutive effect of stock options	4,009	1,058
Add: Dilutive effect of restricted stock	5,924	2,085

Weighted average common shares outstanding, as adjusted	2,916,661	3,175,200

Net income per common share, diluted	$0.55	$0.38

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing basic and diluted earnings per share. Stock options for 6,500 and 91,382 shares of common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the years ended December 31, 2021 and 2020, respectively. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per common share for the years ended December 31, 2021 and 2020.

(21)  FAIR VALUE MEASUREMENTS

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2021. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2021. The Company had no liabilities measured at fair value as of December 31, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2021

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,853	$—	$11,853
Agency CMO	—	23,778	—	23,778
Municipal obligations	—	71,662	—	71,662
Total securities available for sale	$—	$107,293	$—	$107,293

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

Impaired Loans. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. The fair value of impaired loans is classified as Level 3 in the fair value hierarchy.

Impaired loans are measured at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At December 31, 2021 and 2020, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, which are then discounted to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral.

At December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At December 31, 2021 and 2020, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%.

The Company did not recognize a charge to write down real estate held for sale to fair value during the year ended December 31, 2021. The Company recognized charges to write down real estate held for sale to fair value $37,000 during the year ended December 31, 2020.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2021 and 2020. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2021 and 2020.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(22)  REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2021 and 2020:

	2021	2020

	(In thousands)

Service charges on deposit accounts	$295	$184
Brokered loan fees	265	58
ATM transaction and point-of-sale interchange fees	552	419
Other income	17	(31)
Revenue from contracts with customers	1,129	630

Net gains on investments	—	104
Increase in cash surrender value of life insurance	62	68
Other income	29	63
Other noninterest income	91	235

Total noninterest income	$1,220	$865

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

Brokered Loan Fees:  The Company entered into loan brokering agreements with United Wholesale Mortgage (“UWM”) and Union Home Mortgage (“UHM”). Under the agreements, the Company performs loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae. Conforming loans are then funded by the brokers, and the Company receives a fee for services performed.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(23)  CONCENTRATION OF CREDIT RISK

At December 31, 2021, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $374,000. In addition, $12.6 million and $889,000 of cash was held by the FHLB of Indianapolis and the Federal Reserve Bank, respectively, which are not federally insured.

(24)  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

BALANCE SHEETS

(In thousands)

	As of
	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$3,063	$6,499
Other assets	137	166
Investment in subsidiaries	43,360	42,387

	$46,560	$49,052

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$31	$48
Stockholders’ equity	46,529	49,004

	$46,560	$49,052

STATEMENTS OF INCOME

(In thousands)

	Year Ended
	December 31,
	2021	2020

Dividends from bank subsidiary	$379	$254
Interest income from bank subsidiary	—	152
Total income	379	406

Other operating expenses	(576)	(558)

Loss before income taxes and equity in undistributed net income of subsidiaries	(197)	(152)

Income tax benefit	(138)	(99)

Loss before equity in undistributed net income of subsidiaries	(59)	(53)
Equity in undistributed net income of subsidiaries	1,667	1,244

Net Income	$1,608	$1,191

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,608	$1,191
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(1,667)	(1,244)
Net change in other assets and liabilities	13	(89)
Net Cash Used In Operating Activities	(46)	(142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7	—
Purchase of treasury stock	(3,017)	(5,044)
Cash dividends paid	(380)	(255)
Net Cash Used In Financing Activities	(3,390)	(5,299)

Net Decrease in Cash and Cash Equivalents	(3,436)	(5,441)

Cash and cash equivalents at beginning of year	6,499	11,940

Cash and Cash Equivalents at End of Year	$3,063	$6,499

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2021 AND 2020

(25)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2021	(In thousands, except per share data)

Interest income	$1,865	$1,875	$1,903	$1,939	$7,582
Interest expense	170	167	164	150	651
Net interest income	1,695	1,708	1,739	1,789	6,931
Credit for loan losses	—	—	—	(120)	(120)
Net interest income after provision for loan losses	1,695	1,708	1,739	1,909	7,051
Noninterest income	274	325	301	320	1,220
Noninterest expense	1,574	1,630	1,551	1,841	6,596
Income before income taxes	395	403	489	388	1,675
Income tax expense	17	6	33	11	67
Net income	$378	$397	$456	$377	$1,608

Earnings per common share
Basic	$0.13	$0.13	$0.16	$0.13	$0.55
Diluted	$0.13	$0.13	$0.16	$0.13	$0.55

2020

Interest income	$1,933	$1,811	$1,833	$1,874	$7,451
Interest expense	263	249	226	198	936
Net interest income	1,670	1,562	1,607	1,676	6,515
Provision for loan losses	57	15	30	30	132
Net interest income after provision for loan losses	1,613	1,547	1,577	1,646	6,383
Noninterest income	172	283	202	208	865
Noninterest expense	1,348	1,455	1,526	1,693	6,022
Income before income taxes	437	375	253	161	1,226
Income tax expense (benefit)	52	33	(11)	(39)	35
Net income	$385	$342	$264	$200	$1,191

Earnings per common share
Basic	$0.12	$0.10	$0.09	$0.07	$0.38
Diluted	$0.12	$0.10	$0.09	$0.07	$0.38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The management of Mid-Southern Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2021 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2021 that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, and "Part I – Business – Information about our Executive Officers" of this Form 10-K, is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee, composed of Directors Bailey (Chairman), Fisher and Koch. Each member of the Audit Committee is “independent,” as defined in the Nasdaq Stock Market Listing Standards. The Company’s board of directors has designated Mr. Bailey, Audit Committee Chairman, as its audit committee financial expert, as defined in SEC’s Regulation S-K.

Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 11. Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors’ Compensation" in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2021.

	Number of		Number of securities
	securities to	Weighted-	remaining available for
	be issued	average	future issuance under
	upon exercise	price of	equity compensation plans
	of outstanding	outstanding	excluding securities
Plan category	options	options	reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
Mid-Southern Savings Bank, FSB 2010 Equity Incentive	92,084	$13.29	—
Plan
Mid-Southern Bancorp, Inc. 2019 Equity Incentive Plan	6,500	15.39	318,332

Equity compensation plans not approved by security holders:	—	—	—

Total	98,584		318,332

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information regarding aggregate fees billed to the Company by its principal accountant, BKD, LLP (PCAOB ID No. 686) is presented in the section captioned “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    1.   Financial Statements

See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.   Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits:

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc., as Amended (2)
4.1	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc. (1)
4.2	Description of Capital Stock of Mid-Southern Bancorp, Inc. (3)
10.1	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey, as Amended (4)
10.3	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Frank M. Benson, III (1)
10.4	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (5)
10.6	2019 Equity Incentive Plan (6)
10.7	Incentive Stock Option and Non-Qualified Stock Option Award Agreements of the 2019 Equity Incentive Plan (4)
10.8	Restricted Stock Award Agreement of the 2019 Equity Incentive Plan (4)
10.9	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and James O. King, III
14	Code of Ethics (7)
16.1

Letter from Monroe Shine & Co., Inc., to the Securities and Exchange Commission, dated March 26, 2021, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K/A filed March 26, 2021 (File No. 001-38491)

21	Subsidiaries of Registrant
23.1	Consent of BKD, LLP, Independent Registered Public Accounting Firm
23.2	Consent of Monroe Shine & Co., Inc., Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement of Form S-1 (File No. 333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).
(3)	Filed on March 26, 2020 as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K for the year ended December 31, 2019 (File No. 001-38491).
(4)	Filed on March 26, 2021 as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K for the year ended December 31, 2020 (File No. 001-38491).
(5)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-226919).
(6)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-238774).
(7)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.mid-southern.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
Date: March 25, 2022	By:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana J. Dunbar	By:	/s/ Alexander G. Babey
	Dana J. Dunbar		Alexander G. Babey
	Chairman of the Board of Directors		President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 25, 2022		Date: March 25, 2022

By:	/s/ Robert W. DeRossett	By:	/s/ Larry R. Bailey
	Robert W. DeRossett		Larry R. Bailey
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 25, 2022		Date: March 25, 2022

By:	/s/ Trent L. Fisher	By:	/s/ Eric A. Koch
	Trent L. Fisher		Eric A. Koch
	Director		Director

Date: March 25, 2022		Date: March 25, 2022

By:	/s/ Kermit A. Lamb	By:	/s/ Brent A. Rosenbaum
	Kermit A. Lamb		Brent A. Rosenbaum
	Director		Director

Date: March 25, 2022		Date: March 25, 2022