Form 10-Q
period 2022-03-31
Mid-Southern Bancorp, Inc.
filed 2022-05-13
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 6, 2022, there were 2,878,169 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$1,595	$1,378
Interest-bearing deposits with banks	5,146	15,001
Cash and cash equivalents	6,741	16,379

Securities available for sale, at fair value	117,411	107,293
Securities held to maturity	20	21

Loans, net of allowance for loan losses of $1,522 and $1,523, respectively	127,306	122,568

Federal Home Loan Bank stock, at cost	721	778
Real estate held for sale	99	99
Premises and equipment	1,958	1,952
Accrued interest receivable:
Loans	328	296
Securities	611	701
Cash value of life insurance	3,946	3,930
Other assets	2,353	243

Total Assets	$261,494	$254,260

LIABILITIES
Deposits:
Noninterest-bearing	$31,159	$28,602
Interest-bearing	178,499	168,282
Total deposits	209,658	196,884

Advance from Federal Home Loan Bank	10,000	10,000

Accrued interest payable	11	11
Accrued expenses and other liabilities	875	836
Total Liabilities	220,544	207,731

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 3,008,255 shares outstanding (3,016,653 in 2021)	36	36
Additional paid-in-capital	30,712	30,694
Retained earnings, substantially restricted	23,881	23,527
Accumulated other comprehensive income (loss)	(3,792)	2,096
Unearned ESOP shares	(1,623)	(1,649)
Unearned stock compensation plan	(430)	(473)
Treasury stock, at cost - 557,175 shares (548,777 in 2021)	(7,834)	(7,702)
Total Stockholders’ Equity	40,950	46,529

Total Liabilities and Stockholders’ Equity	$261,494	$254,260

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Loans, including fees	$1,315	$1,291
Investment securities:
Mortgage-backed securities	104	141
Municipal tax exempt	381	365
Other debt securities	75	63
Federal Home Loan Bank dividends	4	4
Interest-bearing deposits with banks and time deposits	4	1
Total interest income	1,883	1,865

INTEREST EXPENSE
Deposits	107	127
Borrowings	43	43
Total interest expense	150	170

Net interest income	1,733	1,695

Provision for loan losses	—	—
Net interest income after provision for loan losses	1,733	1,695

NONINTEREST INCOME
Deposit account service charges	81	50
Brokered loan fees	43	68
Increase in cash value of life insurance	14	16
ATM and debit card fee income	136	129
Other income	11	11
Total noninterest income	285	274

NONINTEREST EXPENSE
Compensation and benefits	833	897
Occupancy and equipment	138	129
Data processing	118	95
Professional fees	144	155
Directors' compensation	81	100
Stockholders' meeting expense	18	18
Supervisory examinations	18	17
Deposit insurance premiums	16	15
Other expenses	151	148
Total noninterest expense	1,517	1,574

Income before income taxes	501	395

Income tax expense	34	17

Net Income	$467	$378

Earnings per common share:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net Income	$467	$378

Other Comprehensive Loss, net of tax
Unrealized losses on securities available for sale:
Net unrealized holding losses arising during the period	(7,837)	(2,004)
Income tax benefit	1,949	499
Net of tax amount	(5,888)	(1,505)

Other Comprehensive Loss, net of tax	(5,888)	(1,505)

Total Comprehensive Loss	$(5,421)	$(1,127)

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total
Balances at January 1, 2021	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	378	—	—	—	—	378
Other comprehensive loss	—	—	—	(1,505)	—	—	—	(1,505)
Cash dividends ($0.03 per share)	—	—	(91)	—	—	—	—	(91)
ESOP shares committed to be released	—	15	—	—	26	—	—	41
Purchase of 327 treasury shares	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	13	—	—	—	45	—	58

Balances at March 31, 2021	$36	$30,587	$22,586	$1,708	$(1,743)	$(377)	$(4,917)	$47,880

Balances at January 1, 2022	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

Net income	—	—	467	—	—	—	—	467
Other comprehensive loss	—	—	—	(5,888)	—	—	—	(5,888)
Cash dividends ($0.04 per share)	—	—	(113)	—	—	—	—	(113)
ESOP shares committed to be released	—	13	—	—	26	—	—	39
Purchase of 16,117 treasury shares	—	—	—	—	—	—	(241)	(241)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Exercise of stock options	—	(8)	—	—	—	—	111	103
Stock compensation expense	—	13	—	—	—	41	—	54

Balances at March 31, 2022	$36	$30,712	$23,881	$(3,792)	$(1,623)	$(430)	$(7,834)	$40,950

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$467	$378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	123	85
Provision for loan losses	—	—
Stock compensation expense	54	58
Depreciation expense	45	40
ESOP compensation expense	39	41
Deferred income taxes	(32)	(3)
Increase in cash value of life insurance	(14)	(16)
Decrease in accrued interest receivable	58	18
Net change in other assets and liabilities	(101)	13
Net Cash Provided By Operating Activities	639	614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(23,119)	(1,090)
Principal collected on mortgage-backed securities available for sale	2,932	2,370
Proceeds from maturities of securities available for sale	2,109	—
Principal collected on mortgage-backed securities held to maturity	1	3
Proceeds from redemption of Federal Home Loan Bank Stock	57	—
Net (increase) decrease in loans receivable	(4,738)	1,279
Purchase of premises and equipment	(40)	(91)
Investment in cash value of life insurance	(2)	(1)
Net Cash Provided By (Used In) Investing Activities	(22,800)	2,470

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,774	12,136
Repayment of advances from Federal Home Loan Bank	—	(1,000)
Proceeds from the exercise of stock options	103	—
Purchase of treasury stock	(241)	(5)
Cash dividends paid	(113)	(91)
Net Cash Provided By Financing Activities	12,523	11,040

Net Increase (Decrease) in Cash and Cash Equivalents	(9,638)	14,124

Cash and cash equivalents at beginning of year	16,379	9,661

Cash and Cash Equivalents at End of Period	$6,741	$23,785

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$150	$170
Net tax payments	—	—

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

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022 ("2021 Form 10-K").

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

3.           Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Debt securities held by the Company include U.S. Treasury and other U.S. government agency obligations, mortgage-backed securities and other debt securities issued by the Government National Mortgage Association ("GNMA"), a U.S. government agency, mortgage-backed securities and collateralized mortgage obligations issued by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), which are government-sponsored enterprises. Mortgage-backed securities ("MBS") represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Collateralized mortgage obligations ("CMO") are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by municipalities and political subdivisions of state and local governments.

Investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$14,430	$—	$817	$13,613
Agency CMO	24,435	35	1,162	23,308
	38,865	35	1,979	36,921

Other debt securities:
U.S. Treasury securities	9,832	—	109	9,723
U.S. Government agency obligations	2,001	—	7	1,994
Municipal obligations	71,760	653	3,640	68,773

Total securities available for sale	$122,458	$688	$5,735	$117,411

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$20	$—	$—	$20

Total securities held to maturity	$20	$—	$—	$20

December 31, 2021

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$11,941	$47	$135	$11,853
Agency CMO	24,196	47	465	23,778
	36,137	94	600	35,631

Other debt securities:
Municipal obligations	68,366	3,318	22	71,662

Total securities available for sale	$104,503	$3,412	$622	$107,293

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$21	$—	$—	$21

Total securities held to maturity	$21	$—	$—	$21

The amortized cost and fair value of debt securities as of March 31, 2022, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,145	$1,155	$—	$—
Due after one year through five years	14,319	14,177	—	—
Due after five years through ten years	6,851	6,935	—	—
Due after ten years	61,278	58,223	—	—
	83,593	80,490	—	—
MBS and CMO	38,865	36,921	20	20

	$122,458	$117,411	$20	$20

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
March 31, 2022	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
US Treasury	6	$9,723	$109
Agency MBS	11	10,518	511
Agency CMO	7	7,723	208
Federal agency obligations	1	1,994	7
Municipal obligations	73	45,598	3,640
Total less than 12 months	98	75,556	4,475

Continuous loss position more than 12 months:
Agency MBS	2	3,096	306
Agency CMO	8	11,301	954
Total more than 12 months	10	14,397	1,260

Total securities available for sale	108	$89,953	$5,735

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2021, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

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

At March 31, 2022, the Company had no debt securities in the held to maturity classification in a loss position. At March 31, 2022, the debt securities available for sale in a loss position were 76.6% of the Company’s total available for sale securities portfolio. All of the debt securities in a loss position at March 31, 2022 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

There were no securities sales during the three-month periods ended March 31, 2022 and 2021.

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

The following portfolio segments are considered in the allowance for loan loss analysis:  one-to-four family residential real estate, multi-family residential real estate, residential construction, commercial construction, commercial real estate non owner occupied, commercial real estate owner occupied, farmland, junior liens, home equity lines of credit, commercial business, and consumer loans.

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

Commercial real estate loans are comprised of loans secured by various types of collateral including office buildings, warehouses, retail space and mixed-use buildings located in the Company’s primary lending area. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates or general business operating cash flows that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates and the general level of business activity. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

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

At March 31, 2022, there were two loans totaling $20,000 that are secured by residential real estate property for which formal foreclosure proceedings are in process. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $19,000 at December 31, 2021.

Loans at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Real estate mortgage loans:
One-to-four family residential	$65,709	$64,098
Multi-family residential	9,018	9,385
Residential construction	1,087	1,406
Commercial real estate	40,905	36,678
Commercial real estate construction	1,518	1,632
Commercial business loans	8,649	8,804
Consumer loans	2,025	2,152
Total loans	128,911	124,155

Deferred loan origination fees and costs, net	(83)	(64)
Allowance for loan losses	(1,522)	(1,523)

Loans, net	$127,306	$122,568

The following table provides the components of the Company’s recorded investment in loans at March 31, 2022:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$65,709	$9,018	$2,605	$40,905	$8,649	$2,025	$128,911

Accrued interest receivable	177	16	7	98	24	6	328

Net deferred loan fees/costs	10	(24)	(9)	(78)	(24)	42	(83)

Recorded investment in loans	$65,896	$9,010	$2,603	$40,925	$8,649	$2,073	$129,156

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$883	$—	$—	$165	$324	$—	$1,372

Collectively evaluated for impairment	65,013	9,010	2,603	40,760	8,325	2,073	127,784

Ending balance	$65,896	$9,010	$2,603	$40,925	$8,649	$2,073	$129,156

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,098	$9,385	$3,038	$36,678	$8,804	$2,152	$124,155

Accrued interest receivable	158	11	7	76	38	6	296

Net deferred loan fees/costs	7	(24)	(13)	(52)	(27)	45	(64)

Recorded investment in loans	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,041	$—	$—	$170	$328	$3	$1,542

Collectively evaluated for impairment	63,222	9,372	3,032	36,532	8,487	2,200	122,845

Ending balance	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

An analysis of the allowance for loan losses as of March 31, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$1	$26	$—	$48

Collectively evaluated for impairment	761	94	20	474	94	31	1,474

Ending balance	$782	$94	$20	$475	$120	$31	$1,522

An analysis of the allowance for loan losses as of December 31, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$19	$—	$40

Collectively evaluated for impairment	852	102	25	363	108	33	1,483

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$873	$102	$25	$363	$127	$33	$1,523
Provisions	(93)	(8)	(5)	112	(7)	1	—
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	2	—	—	—	—	1	3

Ending balance	$782	$94	$20	$475	$120	$31	$1,522

An analysis of the changes in the allowance for loan losses for the three months ended March 31, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions	3	(14)	(17)	3	24	1	—
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	2	—	—	—	—	3	5

Ending balance	$997	$84	$38	$309	$137	$25	$1,590

The following table summarizes the Company’s impaired loans as of March 31, 2022 and for the three months ended March 31, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month period ended March 31, 2022.

				Three Months Ended
	At March 31, 2022			March 31, 2022
	Unpaid			Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$611	$669	$—	$717	$—
Commercial real estate	98	98	—	100	1
Commercial business	—		—	—	—
Consumer	—	—	—	1	—
	$709	$767	$—	$818	$1

Loans with an allowance recorded:
One-to-four family residential	$272	$279	$21	$245	$3
Commercial real estate	67	71	1	68	1
Commercial business	324	324	26	326	4
Consumer	—	—	—	—	—
	$663	$674	$48	$639	$8

Total:
One-to-four family residential	$883	$948	$21	$962	$3
Commercial real estate	165	169	1	168	2
Commercial business	324	324	26	326	4
Consumer	—	—	—	1	—
	$1,372	$1,441	$48	$1,457	$9

The following table summarizes the Company’s impaired loans for the three-month period ended March 31, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three-month period ended March 31, 2021.

	Three Months Ended
	March 31, 2021
	Average	Interest
	Recorded	Income
	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$1,060	$1
Commercial real estate	93	1
Commercial business	10	—
	$1,163	$2

Loans with an allowance recorded:
One-to-four family residential	$270	$3
Commercial real estate	183	1
Commercial business	360	5
	$813	$9

Total:
One-to-four family residential	$1,330	$4
Commercial real estate	276	2
Commercial business	370	5
	$1,976	$11

The following table summarizes the Company’s impaired loans as of December 31, 2021:

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$822	$905	$—
Commercial real estate	102	102	—
Commercial business	—	—	—
Consumer	3	3	—
	$927	$1,010	$—

Loans with an allowance recorded:
One-to-four family residential	$219	$218	$21
Commercial real estate	68	72	—
Commercial business	328	328	19
Consumer	—	—	—
	$615	$618	$40

Total:
One-to-four family residential	$1,041	$1,123	$21
Commercial real estate	170	174	—
Commercial business	328	328	19
Consumer	3	3	—
	$1,542	$1,628	$40

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at March 31, 2022 and December 31, 2021:

	At March 31, 2022			At December 31, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
One-to-four family residential	$579	$—	$579	$735	$—	$735
Commercial real estate	15	—	15	15	—	15
Consumer	—	—	—	3	—	3

Total	$594	$—	$594	$753	$—	$753

The following tables present the aging of the recorded investment in loans at March 31, 2022 and December 31, 2021:

			Over
	30‑59 Days	60‑89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
March 31, 2022
One-to-four family residential	$937	$—	$83	$1,020	$64,876	$65,896
Multi-family residential	—	—	—	—	9,010	9,010
Construction	—	—	—	—	2,603	2,603
Commercial real estate	6	—	—	6	40,919	40,925
Commercial business	—	—	—	—	8,649	8,649
Consumer	16	—	—	16	2,057	2,073

Total	$959	$—	$83	$1,042	$128,114	$129,156

December 31, 2021
One-to-four family residential	$545	$248	$57	$850	$63,413	$64,263
Multi-family residential	—	—	—	—	9,372	9,372
Construction	—	—	—	—	3,032	3,032
Commercial real estate	451	—	—	451	36,251	36,702
Commercial business	—	—	—	—	8,815	8,815
Consumer	—	—	3	3	2,200	2,203

Total	$996	$248	$60	$1,304	$123,083	$124,387

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
March 31, 2022
Pass	$65,302	$9,010	$2,603	$40,816	$8,649	$2,073	$128,453
Special mention	—	—	—	88	—	—	88
Substandard	594	—	—	21	—	—	615
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$65,896	$9,010	$2,603	$40,925	$8,649	$2,073	$129,156

December 31, 2021
Pass	$63,399	$9,372	$3,032	$36,593	$8,815	$2,200	$123,411
Special mention	—	—	—	87	—	—	87
Substandard	864	—	—	22	—	3	889
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

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

The following table summarizes the Company’s TDRs by accrual status as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses

	(In thousands)
One-to-four family residential	$304	$97	$401	$21	$306	$101	$407	$21
Commercial real estate	150	—	150	1	155	—	155	—
Commercial business	324	—	324	26	328	—	328	19

Total	$778	$97	$875	$48	$789	$101	$890	$40

At both March 31, 2022 and December 31, 2021 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three months ended March 31, 2022 and 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three-month periods ended March 31, 2022 and 2021.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three-month periods ended March 31, 2022 and 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three-month periods ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$467	$378

Shares:
Weighted average common shares outstanding	2,811,781	2,965,780

Net income per common share, basic	$0.17	$0.13

Diluted
Earnings:
Net income	$467	$378

Shares:

Weighted average common shares outstanding	2,811,781	2,965,780
Add: Dilutive effect of stock options	2,519	4,262
Add: Dilutive effect of restricted stock	2,167	4,375

Weighted average common shares outstanding, as adjusted	2,816,467	2,974,417

Net income per common share, diluted	$0.17	$0.13

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

Compensation expense recognized for the three-month period ended March 31, 2022 was $39,000. Compensation expense recognized for the three-month period ended March 31, 2021 was $41,000. The ESOP trust held 39,847 allocated shares and 164,942 unallocated shares of Company common stock at March 31, 2022. The fair value of the unallocated shares was $2.4 million at March 31, 2022.

7.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of March 31, 2022, on an adjusted basis, awards for stock options totaling 88,164 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

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

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At March 31, 2022, awards for stock options totaling 6,500 shares and awards for restricted stock totaling 33,400 shares of the Company common stock have been granted to participants in the 2019 Plan.

The fair value of stock options granted is determined at the date of grant using the binomial option pricing model. Expected volatilities are based on historical volatility of the Company's stock (for periods prior to the Conversion, the historical volatility of the Bank’s common stock). The expected term of options granted represents the period of time that options are expected to be outstanding and is based on historical trends. The risk-free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity as of March 31, 2022, and changes during the three-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	98,584	$13.42
Granted	—	—
Exercised	(7,869)	13.11
Forfeited or expired	(5,090)	13.34

Outstanding at end of period	85,625	$13.46	7.8	$118,000

Vested and expected to vest	85,625	$13.46	7.8	$118,000

Exercisable at end of period	53,025	$13.33	7.7	$78,000

For both the three-month periods ended March 31, 2022 and 2021, the Company recognized $13,000 in compensation expense related to the stock option plan. At March 31, 2022, there was $102,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.0 years.

A summary of the activity for the Company’s nonvested restricted shares as of March 31, 2022 and changes during the three-month period then ended is presented below:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	32,578	$14.53
Granted	—	—
Vested	—	—
Forfeited	(150)	14.74

Nonvested at end of period	32,428	$14.53

For the three-month periods ended March 31, 2022 and 2021, the Company recognized $41,000 and $45,000, respectively, in compensation expense related to the restricted stock plans. At March 31, 2022, unrecognized compensation expense related to nonvested restricted shares was $430,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021. The Company had no liabilities measured at fair value as of March 31, 2022 and December 31, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2022

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$13,613	$—	$13,613
Agency CMO	—	23,308	—	23,308
U.S. Treasury securities	—	9,723	—	9,723
U.S. Government agency obligations	—	1,994	—	1,994
Municipal obligations	—	68,773	—	68,773
Total securities available for sale	$—	$117,411	$—	$117,411

December 31, 2021

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,853	$—	$11,853
Agency CMO	—	23,778	—	23,778
Municipal obligations	—	71,662	—	71,662
Total securities available for sale	$—	$107,293	$—	$107,293

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both March 31, 2022 and December 31, 2021, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company recognized an increase in the allowance for loan losses allocated to impaired loans of $8,000 for the three months ended March 31, 2022. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $3,000 for the three months ended March 31, 2021.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three months ended March 31, 2022 and 2021. There were no transfers into or out of the Company’s Level 3 financial assets for the three-month periods ended March 31, 2022 and 2021.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2022

Financial assets:
Cash and cash equivalents	$6,741	$6,741	$—	$—
Securities available for sale	117,411	—	117,411	—
Securities held to maturity	20	—	20	—
Loans, net	127,306	—	—	125,535
FHLB stock	721	N/A	N/A	N/A
Accrued interest receivable	939	—	939	—

Financial liabilities:
Noninterest-bearing deposits	31,159	31,159	—	—
Interest-bearing deposits	178,499	—	—	177,743
Advance from FHLB	10,000	—	9,829	—
Accrued interest payable	11	—	11	—

December 31, 2021

Financial assets:
Cash and cash equivalents	$16,379	$16,379	$—	$—
Securities available for sale	107,293	—	107,293	—
Securities held to maturity	21	—	21	—
Loans, net	122,568	—	—	123,158
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	997	—	997	—

Financial liabilities:
Noninterest-bearing deposits	28,602	28,602	—	—
Interest-bearing deposits	168,282	—	—	168,168
Advance from FHLB	10,000	—	10,162	—
Accrued interest payable	11	—	11	—

9.           Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Deposit account service charges	$81	$50
Brokered loan fees	43	68
ATM and debit card fee income	136	129
Other income	1	5
Revenue from contracts with customers	261	252

Increase in cash surrender value of life insurance	14	16
Other income	10	6
Other noninterest income	24	22

Total noninterest income	$285	$274

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

Brokered Loan Fees:  The Company entered into a loan brokering agreements with United Wholesale Mortgage (“UWM”) and Union Home Mortgage (“UHM”). Under the agreement, the Company performs loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae. Conforming loans are then funded by the brokers, and the Company receives a fee for services performed.

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

In addition, this ASU amended the new leases standard to clarify the presentation on the statement of cash flows principal payments received under leases for depository and lending institutions for Sales-Type and Direct Financing Leases. Specifically for these entities and leases, all principal payments received under leases will be presented within investing activities on the statement of cash flows. Finally, this ASU amended the new leases standard to explicitly provide an exception to paragraph 250-10-50-3 interim disclosure requirements for an entity electing the transition method of implementation. The amendments have the same effective date as ASU 2016-02. The adoption of the ASU, as amended, effective January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02, in June 2016. This ASU, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance for TDRs by creditors that have adopted CECL and enhances disclosure requirements for certain loan refinancing and restructurings by creditors to borrowers experiencing financial difficulty. ASU 2019-05, issued in April 2019, further provides entities that have certain financial instruments measured at amortized cost that have credit losses with an option to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission (“SEC”) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is a smaller reporting company as defined by the SEC, and currently does not intend to early adopt CECL. Once adopted, the Company expects its allowance for loan losses to increase through a one-time adjustment to retained earnings; however, until its evaluation is complete, the magnitude of the increase will be unknown.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public entities this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For nonpublic entities this ASU is effective for fiscal years beginning after December 31, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of the ASU, effective January 1, 2022, did not have a material impact on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	the effect of the COVID-19 pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for loan losses;
●	the possibility of other-than-temporary impairments of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multifamily real estate market conditions in our market area;
●	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	monetary and fiscal policies of the Federal Reserve and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by our regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for loan losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

●	our ability to control operating costs and expenses;
●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;
●	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including the CARES Act and the other risks described from time to time in our filings with the SEC, including our 2021 Form 10-K.

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

Significant Developments and the Impact of COVID-19

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. Since March 2020, jurisdictions within and outside the U.S. have imposed economic and social restrictions on the population, in general, and non-essential businesses to slow the spread of COVID-19. These restrictions, in combination with the public’s response to them, have disrupted supply chains and effectively suspended or curtailed economic activity for many industries across the U.S. and the world. Industries within the Company’s market footprint have been impacted by these supply chain disruptions as well as the corresponding inflationary pressures driven by them in combination with on-going governmental stimulus programs.

Our commercial and banking products are offered primarily in the Louisville-Jefferson County Metropolitan Statistical Area (“MSA” consisting of Clark, Floyd, Harrison and Washington counties in Indiana and Bullitt, Henry, Jefferson, Oldham, Shelby and Spencer counties in Kentucky) plus Lawrence and Orange counties in Indiana, where municipal and state-wide responses to the pandemic have led to a broad curtailment of economic activity beginning in March 2020. The Company’s operations and the markets its serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic.

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP, and through the initial round of the program, it issued 29 loans totaling $474,000. As of March 31, 2022, all loans funded in the initial round had received full forgiveness from the SBA. In late December, the Emergency Coronavirus Relief Act of 2020 (the “Relief Act”) was enacted. The Relief Act extended certain provisions of the CARES Act, and allotted $284 billion to the SBA for a second round of PPP loans. During the second round, the Bank funded 43 PPP loans totaling $815,000. As of March 31, 2022, all loans funded in the second round had received full forgiveness from the SBA.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Most modifications allowed deferral of principal and interest payments for 90 days. Through 2020, the Bank modified 89 loans related to the COVID-19 pandemic, and most modifications allowed deferral of principal and interest payments for 90 days. All modified loans that remain outstanding at March 31, 2022 have returned to their pre-modification payment terms. Two of these loans with a total principal balance of $121,000 as of March 31, 2022 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of March 31, 2022. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of March 31, 2022, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

The COVID-19 pandemic and related economic developments could have an adverse impact on our business. The extent and duration of the COVID-19 economic impact is difficult to quantify, however our financial condition, capital levels and results of operations could be materially adversely affected. While the ultimate impact of the crisis is difficult to predict, we believe the Company is well-capitalized and has the financial stability to continue to responsibly serve its customers and communities during this unprecedented time.

In response to the pandemic, we have undertaken several actions to address the needs of our employees, our customers and our communities. We continue to follow CDC and state health office guidelines and respond to new developments.

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

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets increased $7.2 million, or 2.8%, to $261.5 million at March 31, 2022 from $254.3 million at December 31, 2021.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $9.6 million, or 58.8%, to $6.7 million at March 31, 2022 from $16.4 million at December 31, 2021 due primarily to the net effect of activity in available for sale securities and an increase in net loans receivable partially offset by an increase in deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans, as well as commercial business loans and consumer loans. Net loans receivable increased $4.7 million, or 3.9%, to $127.3 million at March 31, 2022 from $122.6 million at December 31, 2021. The increase in net loans receivable was due primarily to increases in commercial real estate loans and one-to-four family residential loans, partially offset by decreases in multifamily residential loans and residential construction loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale increased $10.1 million, or 9.4%, to $117.4 million at March 31, 2022 from $107.3 million at December 31, 2021. The increase was due primarily to purchases of $23.1 million in U.S. Treasury and related agency obligations, municipal obligations and federal agency mortgage-backed securities partially offset by $5.0 million in principal collections, calls and maturities on mortgage-backed and tax-exempt securities and a $7.8 million increase in the gross unrealized loss in the available for sale securities portfolio.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $1,000, or 4.8%, to $20,000 at March 31, 2022 from $21,000 at December 31, 2021 due primarily to principal repayments of mortgage-backed securities.

Other Assets.  Other assets increased $2.1 million to $2.4 million at March 31, 2022 from $243,000 at December 31, 2021 primarily due to a $2.0 million increase in the net deferred tax asset, largely attributable to the tax effect on the unrealized loss on available for sale securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $12.8 million, or 6.5%, to $209.7 million at March 31, 2022 from $196.9 million at December 31, 2021.

Borrowings.  On June 27, 2019, the Company borrowed $10.0 million from the FHLB which matures on June 27, 2024 and bears interest at a rate of 1.73%.

Stockholders’ Equity.  Stockholders’ equity decreased $5.6 million to $41.0 million at March 31, 2022 from $46.5 million at December 31, 2021. The decrease was due primarily to a decrease in the accumulated other comprehensive income, net of tax, of $5.9 million and the repurchase of 16,117 shares of our common stock at a total cost of $241,000, partially offset by net income of $467,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

Net Income.  Net income was $467,000 ($0.17 per common share diluted) for the three months ended March 31, 2022, compared to net income of $378,000 ($0.13 per common share diluted) for the three months ended

March 31, 2021. The primary reasons for the increase in net income between the periods were increased net interest income, noninterest income and lower noninterest expenses, partially offset by increased income tax expense.

Net Interest Income.  Net interest income after provision for loan losses increased $38,000, or 2.2%, to $1.7 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021 due primarily to an increase in average interest-earning assets and a decline in the cost of interest-bearing liabilities, partially offset by a decrease in the yield on interest-earning assets and higher average deposits.

Total interest income increased $18,000, or 1.0%, to $1.9 million for the three months ended March 31, 2022 as compared to $1.9 million the same period in 2021. The increase resulted from an increase in the average balance of interest-earning assets partially offset by a decrease in the yield earned on interest-earning assets. The average balance of interest-earning assets increased to $250.9 million for the quarter ended March 31, 2022 from $228.8 million for the quarter ended March 31, 2021, due primarily to increases in loans receivable, investment securities and interest-bearing deposits with banks. The average tax equivalent yield on interest-earning assets decreased to 3.17% for the quarter ended March 31, 2022 from 3.43% for the quarter ended March 31, 2021, due primarily to a decrease in market interest rates.

Total interest expense decreased $20,000, or 11.8%, to $150,000 for the three months ended March 31, 2022 compared to $170,000 for the three months ended March 31, 2021 due to a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.32% for the quarter ended March 31, 2022 from 0.42% for the same period in 2021. The average balance of interest-bearing liabilities increased to $184.4 million for the quarter ended March 31, 2022 from $163.0 million for the same period in 2021, due primarily to an increase in the number and balance of savings and interest-bearing demand deposit accounts, partially offset by a decrease in time deposits. The average cost of deposits decreased to 0.24% for the quarter ended March 31, 2022 from 0.33% for the same period in 2021. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread decreased to 2.85% from 3.01% and the net interest margin decreased to 2.93% from 3.13% for the quarters ended March 31, 2022 and 2021, respectively.

Provision for Loan Losses.  Non-performing loans decreased to $594,000, at March 31, 2022 compared to $753,000 at December 31, 2021, or 0.5% and 0.6% of total loans, respectively. At March 31, 2022, $101,000 or 17.0% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company did not record a provision for loan losses for both the three months ended March 31, 2022 and 2021.

Noninterest Income.  Noninterest income increased $11,000, or 4.0%, for the quarter ended March 31, 2022 as compared to the same period in 2021, due primarily to increases of $31,000 and  $7,000 in deposit account service charges and ATM and debit card fee income, respectively, partially offset by a decrease of $25,000 in brokered loan fees.

Noninterest Expense.  Noninterest expense decreased $57,000, or 3.6%, for the quarter ended March 31, 2022 as compared to the same period in 2021. The decrease was due primarily to decreases in compensation and benefits of $64,000, directors’ compensation of $19,000 and professional fees of $11,000, partially offset by increases in data processing expenses of $23,000 and occupancy and equipment expenses of $9,000.

Income Tax Expense.  The Company recorded an income tax expense of $34,000 for the quarter ended March 31, 2022, compared to an expense of $17,000 for the same period in 2021, resulting from an increase in our effective tax rate to 6.8% for 2022 compared to 4.3% for 2021.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At March 31, 2022, we had $124.2 million in cash and investment securities available for sale generally available for our cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $2.8 million at March 31, 2022.

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

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2022, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $26.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2022, totaled $22.1 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at March 31, 2022, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

On May 23, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act passed by Congress (the “Act”). The Act contains a number of provisions extending regulatory relief to banks and savings institutions and their holding companies. A bank or savings institution that elects to use the Community Bank Leverage Ratio (“CBLR”) will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% (8.5% for 2021). To be eligible to elect to use the CBLR, the bank or institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. The Bank elected to use the CBLR effective January 1, 2020.

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 16.2% at March 31, 2022 and 16.3% at December 31, 2021.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2022, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three months ended March 31, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2021 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through March 31, 2022.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2021 Form 10-K, under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s 2021 Form 10-K, however these are not the only risks that we fact. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              The following table summarizes common stock repurchases during the three months ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Amount	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Approved Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs
January 1, 2022 through January 31, 2022	12,134	$14.91	12,134	173,449
February 1, 2022 through February 28, 2022	1,756	$15.04	1,756	171,693
March 1, 2022 through March 31, 2022	2,227	$14.92	2,227	169,466

Total	16,117	$14.93	16,117

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q Report for the period ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated May 13, 2022	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated May 13, 2022	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)