Form 10-Q
period 2022-06-30
Mid-Southern Bancorp, Inc.
filed 2022-08-12
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 5, 2022, there were 2,870,780 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$1,523	$1,378
Interest-bearing deposits with banks	2,900	15,001
Cash and cash equivalents	4,423	16,379

Securities available for sale, at fair value	110,940	107,293
Securities held to maturity	19	21

Loans, net of allowance for loan losses of $1,571 and $1,523, respectively	138,143	122,568

Federal Home Loan Bank stock, at cost	1,710	778
Real estate held for sale	99	99
Premises and equipment	2,110	1,952
Accrued interest receivable:
Loans	373	296
Securities	828	701
Cash value of life insurance	3,796	3,930
Other assets	4,013	243

Total Assets	$266,454	$254,260

LIABILITIES
Deposits:
Noninterest-bearing	$27,900	$28,602
Interest-bearing	177,147	168,282
Total deposits	205,047	196,884

Advance from Federal Home Loan Bank	26,000	10,000

Accrued interest payable	11	11
Accrued expenses and other liabilities	1,014	836
Total Liabilities	232,072	207,731

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 2,871,325 shares outstanding (3,016,653 in 2021)	36	36
Additional paid-in-capital	30,734	30,694
Retained earnings, substantially restricted	24,299	23,527
Accumulated other comprehensive income (loss)	(8,915)	2,096
Unearned ESOP shares	(1,597)	(1,649)
Unearned stock compensation plan	(387)	(473)
Treasury stock, at cost - 694,105 shares (548,777 in 2021)	(9,788)	(7,702)
Total Stockholders’ Equity	34,382	46,529

Total Liabilities and Stockholders’ Equity	$266,454	$254,260

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$1,455	$1,279	$2,770	$2,570
Investment securities:
Mortgage-backed securities	143	143	247	284
Municipal tax exempt	424	384	805	749
Other debt securities	123	64	198	127
Federal Home Loan Bank dividends	5	5	9	9
Interest-bearing deposits with banks and time deposits	3	—	7	1
Total interest income	2,153	1,875	4,036	3,740

INTEREST EXPENSE
Deposits	107	123	214	250
Borrowings	66	44	109	87
Total interest expense	173	167	323	337

Net interest income	1,980	1,708	3,713	3,403

Provision for loan losses	50	—	50	—
Net interest income after provision for loan losses	1,930	1,708	3,663	3,403

NONINTEREST INCOME
Deposit account service charges	90	70	171	120
Brokered loan fees	58	83	101	151
Increase in cash value of life insurance	15	15	29	31
ATM and debit card fee income	152	145	288	274
Gain on life insurance	36	—	36	—
Other income	13	12	24	23
Total noninterest income	364	325	649	599

NONINTEREST EXPENSE
Compensation and benefits	983	944	1,816	1,841
Occupancy and equipment	138	137	276	266
Data processing	118	125	236	220
Professional fees	158	123	302	278
Loss on disposal of premises and equipment	7	—	7	—
Directors' compensation	89	72	170	172
Stockholders' meeting expense	15	20	33	38
Supervisory examinations	17	16	35	33
Deposit insurance premiums	17	15	33	30
Other expenses	202	178	353	326
Total noninterest expense	1,744	1,630	3,261	3,204

Income before income taxes	550	403	1,051	798

Income tax expense	24	6	58	23

Net Income	$526	$397	$993	$775

Earnings per common share:
Basic	$0.19	$0.13	$0.36	$0.26
Diluted	$0.19	$0.13	$0.36	$0.26

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$526	$397	$993	$775

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	(6,819)	1,231	(14,656)	(773)
Income tax benefit (expense)	1,696	(306)	3,645	193
Net of tax amount	(5,123)	925	(11,011)	(580)

Other Comprehensive Income (Loss), net of tax	(5,123)	925	(11,011)	(580)

Total Comprehensive Income (Loss)	$(4,597)	$1,322	$(10,018)	$195

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total
Balances at January 1, 2021	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	378	—	—	—	—	378
Other comprehensive loss	—	—	—	(1,505)	—	—	—	(1,505)
Cash dividends ($0.03 per share)	—	—	(91)	—	—	—	—	(91)
ESOP shares committed to be released	—	15	—	—	26	—	—	41
Purchase of 327 treasury shares	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	13	—	—	—	45	—	58

Balances at March 31, 2021	$36	$30,587	$22,586	$1,708	$(1,743)	$(377)	$(4,917)	$47,880

Net income	—	—	397	—	—	—	—	397
Other comprehensive income	—	—	—	925	—	—	—	925
Cash dividends ($0.03 per share)	—	—	(89)	—	—	—	—	(89)
ESOP shares committed to be released	—	14	—	—	26	—	—	40
Purchase of 5,612 treasury shares	—	—	—	—	—	—	(86)	(86)
Forfeiture of unearned stock awards	—	—	—	—	—	3	(3)	—
Exercise of stock options	—	(9)	—	—	—	—	16	7
Stock compensation expense	—	13	—	—	—	29	—	42

Balances at June 30, 2021	$36	$30,605	$22,894	$2,633	$(1,717)	$(345)	$(4,990)	$49,116

Balances at January 1, 2022	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

Net income	—	—	467	—	—	—	—	467
Other comprehensive loss	—	—	—	(5,888)	—	—	—	(5,888)
Cash dividends ($0.04 per share)	—	—	(113)	—	—	—	—	(113)
ESOP shares committed to be released	—	13	—	—	26	—	—	39
Purchase of 16,117 treasury shares	—	—	—	—	—	—	(241)	(241)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Exercise of stock options	—	(8)	—	—	—	—	111	103
Stock compensation expense	—	13	—	—	—	41	—	54

Balances at March 31, 2022	$36	$30,712	$23,881	$(3,792)	$(1,623)	$(430)	$(7,834)	$40,950

Net income	—	—	526	—	—	—	—	526
Other comprehensive loss	—	—	—	(5,123)	—	—	—	(5,123)
Cash dividends ($0.04 per share)	—	—	(108)	—	—	—	—	(108)
ESOP shares committed to be released	—	11	—	—	26	—	—	37
Purchase of 136,780 treasury shares	—	—	—	—	—	—	(1,952)	(1,952)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Stock compensation expense	—	11	—	—	—	41	—	52

Balances at June 30, 2022	$36	$30,734	$24,299	$(8,915)	$(1,597)	$(387)	$(9,788)	$34,382

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$993	$775
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	235	176
Provision for loan losses	50	—
Stock compensation expense	106	100
Depreciation expense	87	84
Loss on disposal of premises and equipment	7	—
ESOP compensation expense	76	81
Deferred income taxes	(69)	(40)
Increase in cash value of life insurance	(29)	(31)
Gain on life insurance	(36)	—
Decrease in accrued interest receivable	(204)	(103)
Increase in accrued interest payable	—	1
Net change in other assets and liabilities	100	100
Net Cash Provided By Operating Activities	1,316	1,143

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(25,951)	(12,972)
Principal collected on mortgage-backed securities available for sale	4,944	3,339
Proceeds from maturities of securities available for sale	2,469	1,416
Principal collected on mortgage-backed securities held to maturity	2	6
Purchase of Federal Home Loan Bank stock	(989)	—
Proceeds from redemption of Federal Home Loan Bank Stock	57	—
Net (increase) decrease in loans receivable	(15,625)	2,356
Purchase of premises and equipment	(230)	(109)
Proceeds from settlement of life insurance	203	—
Investment in cash value of life insurance	(4)	(2)
Net Cash Used In Investing Activities	(35,124)	(5,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,163	14,952
Repayments to Federal Home Loan Bank	(10,000)	(1,000)
Proceeds from Federal Home Loan Bank	26,000	—
Proceeds from the exercise of stock options	103	7
Purchase of treasury stock	(2,193)	(91)
Cash dividends paid	(221)	(180)
Net Cash Provided By Financing Activities	21,852	13,688

Net Increase (Decrease) in Cash and Cash Equivalents	(11,956)	8,865

Cash and cash equivalents at beginning of year	16,379	9,661

Cash and Cash Equivalents at End of Period	$4,423	$18,526

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$323	$336
Net tax payments	65	18

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

Investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$13,990	$—	$1,451	$12,539
Agency CMO	22,827	26	1,664	21,189
	36,817	26	3,115	33,728

Other debt securities:
U.S. Treasury securities	9,835	—	213	9,622
U.S. Government agency obligations	2,001	—	32	1,969
Municipal obligations	74,153	46	8,578	65,621

Total securities available for sale	$122,806	$72	$11,938	$110,940

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$19	$—	$—	$19

Total securities held to maturity	$19	$—	$—	$19

December 31, 2021

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$11,941	$47	$135	$11,853
Agency CMO	24,196	47	465	23,778
	36,137	94	600	35,631

Other debt securities:
Municipal obligations	68,366	3,318	22	71,662

Total securities available for sale	$104,503	$3,412	$622	$107,293

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$21	$—	$—	$21

Total securities held to maturity	$21	$—	$—	$21

The amortized cost and fair value of debt securities as of June 30, 2022, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$1,147	$1,146	$—	$—
Due after one year through five years	15,571	15,264	—	—
Due after five years through ten years	5,599	5,528	—	—
Due after ten years	63,672	55,274	—	—
	85,989	77,212	—	—
MBS and CMO	36,817	33,728	19	19

	$122,806	$110,940	$19	$19

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
June 30, 2022	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
US Treasury	6	$9,622	$213
Agency MBS	11	9,707	988
Agency CMO	9	7,095	185
Federal agency obligations	1	1,969	32
Municipal obligations	109	57,924	8,578
Total less than 12 months	136	86,317	9,996

Continuous loss position more than 12 months:
Agency MBS	2	2,832	463
Agency CMO	10	12,204	1,479
Total more than 12 months	12	15,036	1,942

Total securities available for sale	148	$101,353	$11,938

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

At June 30, 2022, the Company had no debt securities in the held to maturity classification in a loss position. At June 30, 2022, the debt securities available for sale in a loss position were 91.4% of the Company’s total available for sale securities portfolio. All of the debt securities in a loss position at June 30, 2022 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

There were no securities sales during the three- and six-month periods ended June 30, 2022. There were no securities sales during the three- and six-month periods ended June 30, 2021.

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

Commercial real estate loans are comprised of loans secured by various types of collateral including, office buildings, warehouses, retail space and mixed-use buildings located in the Company’s primary lending area. Risks related to commercial real estate lending are related to the market value of the property taken as collateral, the underlying cash flows and general economic condition of the local real estate market. Repayment of these loans is generally dependent on the ability of the borrower to attract tenants at lease rates or general business operating cash flows that provide for adequate debt service and can be impacted by local economic conditions which impact vacancy rates and the general level of business activity. The Company generally obtains loan guarantees from financially capable parties for commercial real estate loans.

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

At June 30, 2022, there were three loans with a recorded investment of $47,000 that are secured by residential real estate property for which formal foreclosure proceedings are in process. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $19,000 at December 31, 2021.

Loans at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Real estate mortgage loans:
One-to-four family residential	$65,492	$64,098
Multi-family residential	11,652	9,385
Residential construction	446	1,406
Commercial real estate	50,090	36,678
Commercial real estate construction	1,245	1,632
Commercial business loans	8,734	8,804
Consumer loans	2,179	2,152
Total loans	139,838	124,155

Deferred loan origination fees and costs, net	(124)	(64)
Allowance for loan losses	(1,571)	(1,523)

Loans, net	$138,143	$122,568

The following table provides the components of the Company’s recorded investment in loans at June 30, 2022:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$65,492	$11,652	$1,691	$50,090	$8,734	$2,179	$139,838

Accrued interest receivable	172	23	6	137	29	6	373

Net deferred loan fees/costs	7	(32)	(10)	(108)	(24)	43	(124)

Recorded investment in loans	$65,671	$11,643	$1,687	$50,119	$8,739	$2,228	$140,087

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,112	$—	$—	$151	$309	$—	$1,572

Collectively evaluated for impairment	64,559	11,643	1,687	49,968	8,430	2,228	138,515

Ending balance	$65,671	$11,643	$1,687	$50,119	$8,739	$2,228	$140,087

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,098	$9,385	$3,038	$36,678	$8,804	$2,152	$124,155

Accrued interest receivable	158	11	7	76	38	6	296

Net deferred loan fees/costs	7	(24)	(13)	(52)	(27)	45	(64)

Recorded investment in loans	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,041	$—	$—	$170	$328	$3	$1,542

Collectively evaluated for impairment	63,222	9,372	3,032	36,532	8,487	2,200	122,845

Ending balance	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

An analysis of the allowance for loan losses as of June 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$20	$—	$41

Collectively evaluated for impairment	730	112	10	558	89	31	1,530

Ending balance	$751	$112	$10	$558	$109	$31	$1,571

An analysis of the allowance for loan losses as of December 31, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$19	$—	$40

Collectively evaluated for impairment	852	102	25	363	108	33	1,483

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$782	$94	$20	$475	$120	$31	$1,522
Provisions	(32)	18	(10)	83	(11)	2	50
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	1	—	—	—	—	—	1

Ending balance	$751	$112	$10	$558	$109	$31	$1,571

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$873	$102	$25	$363	$127	$33	$1,523
Provisions	(125)	10	(15)	195	(18)	3	50
Charge-offs	—	—	—	—	—	(6)	(6)
Recoveries	3	—	—	—	—	1	4

Ending balance	$751	$112	$10	$558	$109	$31	$1,571

An analysis of the changes in the allowance for loan losses for the three months ended June 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$997	$84	$38	$309	$137	$25	$1,590
Provisions	—	19	(6)	3	(21)	5	—
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	2	—	—	—	21	1	24

Ending balance	$999	$103	$32	$312	$137	$29	$1,612

An analysis of the changes in the allowance for loan losses for the six months ended June 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions	3	5	(23)	6	3	6	—
Charge-offs	—	—	—	—	—	(6)	(6)
Recoveries	4	—	—	—	21	4	29

Ending balance	$999	$103	$32	$312	$137	$29	$1,612

The following table summarizes the Company’s impaired loans as of June 30, 2022 and for the three and six months ended June 30, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and six-month periods ended June 30, 2022.

				Three Months Ended		Six Months Ended
	At June 30, 2022			June 30, 2022		June 30, 2022
	Unpaid			Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$842	$910	$—	$726	$—	$758	$1
Commercial real estate	85	85	—	91	1	95	2
Commercial business	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	1	—
	$927	$995	$—	$817	$1	$854	$3

Loans with an allowance recorded:
One-to-four family residential	$270	$277	$21	$271	$3	$253	$6
Commercial real estate	66	70	—	67	1	67	2
Commercial business	309	310	20	317	4	321	8
Consumer	—	—		—	—	—	—
	$645	$657	$41	$655	$8	$641	$16

Total:
One-to-four family residential	$1,112	$1,187	$21	$997	$3	$1,011	$7
Commercial real estate	151	155	—	158	2	162	4
Commercial business	309	310	20	317	4	321	8
Consumer	—	—	—	—	—	1	—
	$1,572	$1,652	$41	$1,472	$9	$1,495	$19

The following table summarizes the Company’s impaired loans for the three- and six-month periods ended June 30, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and six-month periods ended June 30, 2021.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$959	$—	$1,061	$1
Commercial real estate	83	1	87	2
Commercial business	4	—	12	—
	$1,046	$1	$1,160	$3

Loans with an allowance recorded:
One-to-four family residential	$235	$2	$231	$5
Commercial real estate	180	2	182	3
Commercial business	352	5	357	10
	$767	$9	$770	$18

Total:
One-to-four family residential	$1,194	$2	$1,292	$6
Commercial real estate	263	3	269	5
Commercial business	356	5	369	10
	$1,813	$10	$1,930	$21

The following table summarizes the Company’s impaired loans as of December 31, 2021:

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$822	$905	$—
Commercial real estate	102	102	—
Commercial business	—	—	—
Consumer	3	3	—
	$927	$1,010	$—

Loans with an allowance recorded:
One-to-four family residential	$219	$218	$21
Commercial real estate	68	72	—
Commercial business	328	328	19
Consumer	—	—	—
	$615	$618	$40

Total:
One-to-four family residential	$1,041	$1,123	$21
Commercial real estate	170	174	—
Commercial business	328	328	19
Consumer	3	3	—
	$1,542	$1,628	$40

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at June 30, 2022 and December 31, 2021:

	At June 30, 2022			At December 31, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
One-to-four family residential	$810	$—	$810	$735	$—	$735
Commercial real estate	12	—	12	15	—	15
Consumer	—	—	—	3	—	3

Total	$822	$—	$822	$753	$—	$753

The following tables present the aging of the recorded investment in loans at June 30, 2022 and December 31, 2021:

			Over
	30‑59 Days	60‑89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
June 30, 2022
One-to-four family residential	$597	$184	$223	$1,004	$64,667	$65,671
Multi-family residential	—	—	—	—	11,643	11,643
Construction	—	—	—	—	1,687	1,687
Commercial real estate	—	12	—	12	50,107	50,119
Commercial business	—	—	—	—	8,739	8,739
Consumer	—	—	—	—	2,228	2,228

Total	$597	$196	$223	$1,016	$139,071	$140,087

December 31, 2021
One-to-four family residential	$545	$248	$57	$850	$63,413	$64,263
Multi-family residential	—	—	—	—	9,372	9,372
Construction	—	—	—	—	3,032	3,032
Commercial real estate	451	—	—	451	36,251	36,702
Commercial business	—	—	—	—	8,815	8,815
Consumer	—	—	3	3	2,200	2,203

Total	$996	$248	$60	$1,304	$123,083	$124,387

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
June 30, 2022
Pass	$64,861	$11,643	$1,687	$50,020	$8,739	$2,228	$139,178
Special mention	—	—	—	87	—	—	87
Substandard	810	—	—	12	—	—	822
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$65,671	$11,643	$1,687	$50,119	$8,739	$2,228	$140,087

December 31, 2021
Pass	$63,399	$9,372	$3,032	$36,593	$8,815	$2,200	$123,411
Special mention	—	—	—	87	—	—	87
Substandard	864	—	—	22	—	3	889
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

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

The following table summarizes the Company’s TDRs by accrual status as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses

	(In thousands)
One-to-four family residential	$302	$94	$396	$21	$306	$101	$407	$21
Commercial real estate	139	—	139	—	155	—	155	—
Commercial business	309	—	309	20	328	—	328	19

Total	$750	$94	$844	$41	$789	$101	$890	$40

At both June 30, 2022 and December 31, 2021 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three and six months ended June 30, 2022 and 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three- and six-month periods ended June 30, 2022 and 2021.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three- and six-month periods ended June 30, 2022 and 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Advances from Federal Home Loan Bank

At June 30, 2022 and December 31, 2021, the Company had $26.0 million and $10.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance with an original maturity date of June 27, 2024 and bearing an interest rate of 1.73%. On June 27, 2022 the FHLB exercised its put option on this advance.

During the three- and six-month periods ended June 30, 2022, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The advances had an average term of 29 days. The following table sets forth information on the short-term FHLB advances during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Outstanding at period-end	$26,000	$—	$26,000	$—
Average amount outstanding	8,879	—	4,464	—
Maximum amount outstanding at any month-end	26,000	—	26,000	—
Weighted average interest rate:
During period	0.91%	—%	0.90%	—%
End of period	1.59%	—%	1.59%	—%

In addition, during the three- and six-month periods ended June 30, 2022, the Company utilized a $5.0 million line of credit with the FHLB. The following table sets forth information on the FHLB line of credit advances during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Outstanding at period-end	$—	$—	$—	$—
Average amount outstanding	791	—	398	—
Maximum amount outstanding at any month-end	1,143	—	1,143	—
Weighted average interest rate:
During period	1.70%	—%	1.69%	—%
End of period	—%	—%	—%	—%

The advances are secured under a blanket collateral agreement with the FHLB. At June 30, 2022, the carrying value of mortgage loans pledged as security for advances was $60.4 million.

6.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three- and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$526	$397	$993	$775

Shares:
Weighted average common shares outstanding	2,722,365	2,967,050	2,766,818	2,966,416

Net income per common share, basic	$0.19	$0.13	$0.36	$0.26

Diluted
Earnings:
Net income	$526	$397	$993	$775

Shares:

Weighted average common shares outstanding	2,722,365	2,967,050	2,766,818	2,966,416
Add: Dilutive effect of stock options	247	3,582	254	3,501
Add: Dilutive effect of restricted stock	3,277	5,506	2,678	4,731

Weighted average common shares outstanding, as adjusted	2,725,889	2,976,138	2,769,750	2,974,648

Net income per common share, diluted	$0.19	$0.13	$0.36	$0.26

7.           Employee Stock Ownership Plan

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

Compensation expense recognized for the three- and six-month periods ended June 30, 2022 was $37,000 and $76,000, respectively. Compensation expense recognized for the three- and six-month periods ended June 30, 2021 was $40,000 and $81,000, respectively. The ESOP trust held 39,847 allocated shares and 164,942 unallocated shares of Company common stock at June 30, 2022. The fair value of the unallocated shares was $2.2 million at June 30, 2022.

8.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of June 30, 2022, on an adjusted basis, awards for stock options totaling 78,010 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

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

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At June 30, 2022, awards for stock options totaling 5,700 shares and awards for restricted stock totaling 33,250 shares of the Company common stock have been granted to participants in the 2019 Plan.

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

A summary of option activity as of June 30, 2022, and changes during the six-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	98,584	$13.42
Granted	—	—
Exercised	(7,869)	13.11
Forfeited or expired	(16,044)	13.44

Outstanding at end of period	74,671	$13.45	7.6	$22,000

Vested and expected to vest	74,671	$13.45	7.6	$22,000

Exercisable at end of period	42,871	$13.33	7.5	$14,000

For the three- and six-month periods ended June 30, 2022, the Company recognized $12,000 and $25,000, respectively, in compensation expense related to the stock option plan. For the three- and six-month periods ended June 30, 2021, the Company recognized $13,000 and $26,000, respectively in compensation expense related to the stock option plan. At June 30, 2022, there was $86,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 1.7 years.

A summary of the activity for the Company’s nonvested restricted shares as of June 30, 2022 and changes during the six-month period then ended is presented below:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	32,578	$14.53
Granted	—	—
Vested	—	—
Forfeited	(300)	14.74

Nonvested at end of period	32,278	$14.52

For the three- and six-month periods ended June 30, 2022, the Company recognized $40,000 and $81,000, respectively, in compensation expense related to the restricted stock plans. For the three- and six-month periods ended June 30, 2021, the Company recognized $29,000 and $74,000, respectively, in compensation expense related to the restricted stock plans. At June 30, 2022, unrecognized compensation expense related to nonvested restricted shares was $387,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

9.           Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2022 and December 31, 2021. The Company had no liabilities measured at fair value as of June 30, 2022 and December 31, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2022

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$12,539	$—	$12,539
Agency CMO	—	21,189	—	21,189
U.S. Treasury securities	—	9,622	—	9,622
U.S. Government agency obligations	—	1,969	—	1,969
Municipal obligations	—	65,621	—	65,621
Total securities available for sale	$—	$110,940	$—	$110,940

December 31, 2021

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,853	$—	$11,853
Agency CMO	—	23,778	—	23,778
Municipal obligations	—	71,662	—	71,662
Total securities available for sale	$—	$107,293	$—	$107,293

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

Impaired loans are carried at the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral less estimated costs to sell if the loan is collateral dependent. At both June 30, 2022 and December 31, 2021, all impaired loans other than performing TDRs were considered to be collateral dependent for the purpose of determining fair value. Collateral may be real estate and/or business assets, including equipment, inventory and/or accounts receivable. The fair value of the collateral is generally determined based on real estate appraisals or other independent evaluations by qualified professionals, adjusted for estimated costs to sell the property, costs to complete or repair the property and other factors to reflect management’s estimate of the fair value of the collateral given the current market conditions and the condition of the collateral. At both June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of collateral dependent impaired loans included a discount from appraised value (including estimated costs to sell the collateral) of 10%. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $7,000 and an increase of $1,000 for the three and six months ended June 30, 2022, respectively. The Company recognized a reduction in the allowance for loan losses allocated to impaired loans of $2,000 and $5,000 for the three and six months ended June 30, 2021.

Real Estate Held for Sale. Real estate held for sale is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly. The fair value of real estate held for sale is classified as Level 3 in the fair value hierarchy.

At both June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company did not recognize any charges to write down real estate held for sale during both the three- and six-month periods ended June 30, 2022 and 2021.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three and six months ended June 30, 2022 and 2021. There were no transfers into or out of the Company’s Level 3 financial assets for the three- and six-month periods ended June 30, 2022 and 2021.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2022

Financial assets:
Cash and cash equivalents	$4,423	$4,423	$—	$—
Securities available for sale	110,940	—	110,940	—
Securities held to maturity	19	—	19	—
Loans, net	138,143	—	—	140,324
FHLB stock	1,710	N/A	N/A	N/A
Accrued interest receivable	1,201	—	1,201	—

Financial liabilities:
Noninterest-bearing deposits	27,900	27,900	—	—
Interest-bearing deposits	177,147	—	—	175,971
Advance from FHLB	26,000	—	26,000	—
Accrued interest payable	11	—	11	—

December 31, 2021

Financial assets:
Cash and cash equivalents	$16,379	$16,379	$—	$—
Securities available for sale	107,293	—	107,293	—
Securities held to maturity	21	—	21	—
Loans, net	122,568	—	—	123,158
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	997	—	997	—

Financial liabilities:
Noninterest-bearing deposits	28,602	28,602	—	—
Interest-bearing deposits	168,282	—	—	168,168
Advance from FHLB	10,000	—	10,162	—
Accrued interest payable	11	—	11	—

10.         Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Deposit account service charges	$90	$70	$171	$120
Brokered loan fees	58	83	101	151
ATM and debit card fee income	152	145	288	274
Other income	4	5	5	10
Revenue from contracts with customers	304	303	565	555

Increase in cash surrender value of life insurance	15	15	29	31
Gain on life insurance	36	—	36	—
Other income	9	7	19	13
Other noninterest income	60	22	84	44

Total noninterest income	$364	$325	$649	$599

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

11.         Recent Accounting Pronouncements

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

In response to the pandemic, several regulatory directives have been enacted at the federal, state and local levels, including the following:

●	On March 27, 2020, the CARES Act was signed into law. The CARES Act established a $2 trillion economic stimulus package, providing cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (the “SBA”), referred to as the Paycheck Protection Program (the “PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP, and through the initial round of the program, it issued 29 loans totaling $474,000. As of June 30, 2022, all loans funded in the initial round had received full forgiveness from the SBA. In late December, the Emergency Coronavirus Relief Act of 2020 (the “Relief Act”) was enacted. The Relief Act extended certain provisions of the CARES Act, and allotted $284 billion to the SBA for a second round of PPP loans. During the second round, the Bank funded 43 PPP loans totaling $815,000. As of June 30, 2022, all loans funded in the second round had received full forgiveness from the SBA.
●	In addition, the CARES Act and related bank agency regulatory guidance provide financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Most modifications allowed deferral of principal and interest payments for 90 days. Through 2020, the Bank modified 89 loans related to the COVID-19 pandemic, and most modifications allowed deferral of principal and interest payments for 90 days. All modified loans that remain outstanding at June 30, 2022 have returned to their pre-modification payment terms. Two of these loans with a total principal balance of $120,000 as of June 30, 2022 are pre-existing TDRs. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure of TDRs as of June 30, 2022. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. As of June 30, 2022, none of our customers who received PPP loans were granted some form of COVID-19 related loan modification.

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

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses represents management's estimate of losses inherent in the loan portfolio as of the date of the consolidated balance sheet and it is recorded as a reduction of loans. The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets increased $12.2 million, or 4.8%, to $266.5 million at June 30, 2022 from $254.3 million at December 31, 2021.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $12.0 million, or 73.0%, to $4.4 million at June 30, 2022 from $16.4 million at December 31, 2021 due primarily to an increase in net loans receivable, the net effect of activity in available for sale securities and the repurchase of the Company’s common stock, partially offset by increases in borrowings and deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans, as well as commercial business loans and consumer loans. Net loans receivable increased $15.6 million, or 12.7%, to $138.1 million at June 30, 2022 from $122.6 million at December 31, 2021. The increase in net loans was due primarily to increases in commercial real estate loans, multi-family residential loans and one-to-four family residential loans, partially offset by  decreases in residential construction loans commercial real estate construction loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale increased $3.6 million, or 3.4%, to $110.9 million at June 30, 2022 from $107.3 million at December 31, 2021. The increase was due primarily to purchases of $26.0 million in U.S. Treasury and related agency obligations, municipal obligations and federal agency mortgage-backed securities, partially offset by $7.4 million in principal collections, calls and maturities on mortgage-backed and tax-exempt securities and a $14.7 million decrease in the gross unrealized gain in the portfolio.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $2,000, or 9.5%, to $19,000 at June 30, 2022 from $21,000 at December 31, 2021 due primarily to principal repayments of mortgage-backed securities.

Other Assets.  Other assets increased $3.8 million to $4.0 million at June 30, 2022 from $243,000 at December 31, 2021 primarily due to a $3.5 million increase in net deferred tax assets, largely attributable to the tax effect on the unrealized loss on available for sale securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $8.2 million, or 4.1%, to $205.0 million at June 30, 2022 from $196.9 million at December 31, 2021.

Borrowings.  In order to meet daily liquidity needs and to fund growth in earning assets, the Company utilizes short-term advances from the FHLB. On June 27, 2019, the Company borrowed $10.0 million from the FHLB bearing an interest rate of 1.73% with a scheduled maturity date of June 27, 2024. On June 27, 2022, the FHLB exercised its put option on this advance. As of June 30, 2022 total borrowings with the FHLB consisted of $26 million in short-term borrowings bearing a weighted average interest rate of 1.59% and an average term of 29 days. In addition, on April 13, 2022, the Company began utilizing a line of credit from the FHLB. During the three-month period ended June 30, 2022, the Company borrowed an average balance of $1.9 million at an average rate of 1.69%. As of June 30, 2022 the Company did not have an outstanding balance on the line of credit.

Stockholders’ Equity.  Stockholders’ equity decreased $12.1 million to $34.4 million at June 30, 2022 from $46.5 million at December 31, 2021. The decrease was due primarily to a decrease in the accumulated other comprehensive income, net of tax, of $11.0 million and the repurchase of 152,897 shares of our common stock at a total cost of $2.2 million, partially offset by net income of $993,000, net of dividends of $221,000.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

Net Income.  Net income was $526,000 ($0.19 per common share diluted) for the three months ended June 30, 2022, compared to net income of $397,000 ($0.13 per common share diluted) for the three months ended June 30, 2021. For the six months ended June 30, 2022, net income was $993,000 ($0.36 per common share diluted) compared to $775,000 ($0.26 per common share diluted) for the same period in 2021. The primary reason for the increase in net income between the periods was increased net interest income after provision for loan losses and noninterest income partially offset by increased noninterest expenses.

Net Interest Income.  Net interest income after provision for loan losses increased $222,000, or 13.0%, to $1.9 million for the three months ended June 30, 2022 compared to $1.7 million for the three months ended June 30, 2021 due primarily to an increase in average balances and yields from interest-earning assets, partially offset by higher average interest-bearing liabilities and increased provision for loan losses.

Total interest income increased $278,000, or 14.8%, to $2.2 million for the three months ended June 30, 2022 as compared to $1.9 million the same period in 2021. The increase resulted from an increase in the average balances and yields of interest-earning assets. The average balance of interest-earning assets increased to $262.1 million for the quarter ended June 30, 2022 from $237.5 million for the quarter ended June 30, 2021, due primarily to increases in loans receivable and investment securities, partially offset by lower interest-bearing deposits with banks. The average tax equivalent yield on interest-earning assets increased to 3.46% for the quarter ended June 30, 2022 from 3.33% for the quarter ended June 30, 2021, due primarily to higher proportions in loans receivable and investment securities.

Total interest expense increased $6,000, or 3.6%, to $173,000 for the three months ended June 30, 2022 compared to $167,000 for the three months ended June 30, 2021 due to an increase in the average balance of interest-bearing liabilities, partially offset by a decrease in the average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased to $196.7 million for the quarter ended June 30, 2022 from $171.3 million for the same period in 2021, due primarily to increases in savings and interest-bearing demand deposit accounts and FHLB borrowings, partially offset by a decrease in time deposits. The average cost of interest-bearing liabilities decreased to 0.35% for the quarter ended June 30, 2022 from 0.39% for the same period in 2021. The average cost of deposits decreased to 0.24% for the quarter ended June 30, 2022 from 0.30% for the same period in 2021. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread increased to 3.11% from 2.94% and the net interest margin increased to 3.20% from 3.05% for the quarters ended June 30, 2022 and 2021, respectively.

Net interest income after provision for loan losses increased $260,000, or 7.6%, to $3.7 million for the six months ended June 30, 2022 compared to $3.4 million for the six months ended June 30, 2021 due primarily to an increase in the average balance of interest-earning assets and a decrease in the cost of interest-bearing liabilities, partially offset by a decrease in the yield earned on interest-earning assets, an increase in the average balance of interest-earning liabilities and increased provision for loan losses.

Total interest income was $4.0 million for the six months ended June 30, 2022 compared to $3.7 million for the six months ended June 30, 2021. Interest income from loans receivable increased $200,000, while interest income from investment securities increased $90,000 and interest income from interest-bearing deposits with banks increased $6,000. The average balance of interest-earning assets increased to $256.5 million for the six months ended June 30, 2022 from $233.2 million for the six months ended June 30, 2021, due primarily to increases in loans receivable and investment securities, partially offset by decreases in interest-bearing deposits with banks. The average tax equivalent yield on interest-earning assets declined slightly to 3.32% for the six months ended June 30, 2022 from 3.38% for the six months ended June 30, 2021, due primarily to shift in the investment asset mix.

Total interest expense decreased $14,000, or 4.2%, to $323,000 for the six months ended June 30, 2022 compared to $337,000 for the six months ended June 30, 2021 due to a decrease in the average cost of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.34% for the six months ended June 30, 2022 from 0.40% for the same period in 2021. The average balance of interest-bearing liabilities increased to $190.8 million for the six months ended June 30, 2022 from $167.2 million for the same period in 2021, due primarily to an increase in savings and interest-bearing demand deposit accounts and higher FHLB borrowings, partially offset by a decrease in time deposits. The average cost of deposits decreased to 0.24% for the six months ended June 30, 2022 from 0.32% for the same period in 2021. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread remained at 2.98% and the net interest margin decreased to 3.06% from 3.09% for the six-month periods ended June 30, 2022 and 2021, respectively.

Provision for Loan Losses.  Non-performing loans increased to $822,000, at June 30, 2022 compared to $753,000 at December 31, 2021, or 0.6% of total loans for both periods. At June 30, 2022, $459,000 or 55.9% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company recorded a provision for loan losses of $50,000 for the three and six months ended June 30, 2022, compared to no provision for the same periods of 2021.

Noninterest Income.  Noninterest income increased $39,000, or 12.0%, for the quarter ended June 30, 2022 as compared to the same period in 2021, due primarily to increases of $20,000 and $7,000 in deposit account service charges and ATM and debit card fee income, respectively, and a $36,000 gain on life insurance, partially offset by a reduction in brokered loans fees of $25,000.

Noninterest income increased $50,000, or 8.3%, for the six months ended June 30, 2022 as compared to the same period in 2021, due primarily to increases of $51,000 and $14,000 in deposit account service charges and ATM and debit card fee income, respectively, and a $36,000 gain on life insurance, partially offset by a reduction in brokered loans fees of $50,000.

Noninterest Expense.  Noninterest expense increased $114,000, or 7.0%, for the quarter ended June 30, 2022 as compared to the same period in 2021. The increase was due primarily to increases in compensation and benefits of $39,000, professional fees of $35,000, directors’ compensation of $17,000 and other expenses of $24,000.

Noninterest expense increased $57,000, or 1.8%, for the six months ended June 30, 2022 as compared to the same period in 2021. The increase was due primarily to increases in professional fees of $24,000, data processing expenses of $16,000, occupancy and equipment expenses of $10,000 and other expenses of $27,000, partially offset by lower compensation and benefits expenses of $25,000.

Income Tax Expense.  The Company recorded an income tax expense of $24,000 for the quarter ended June 30, 2022, compared to an expense of $6,000 for the same period in 2021. Income tax expense increased $35,000 to $58,000 for the six months ended June 30, 2022 as compared to $23,000 for the same period in 2021, resulting from an increase in our effective tax rate to 5.5% for 2022 compared to 2.9% for 2021. The increase in the effective tax rate is primarily due to an increase in pre-tax income generated from core banking activities.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At June 30, 2022, we had $115.4 million in cash and investment securities available for sale generally available for our cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $682,000 at June 30, 2022.

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

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2022, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $20.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2022, totaled $22.2 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at June 30, 2022, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

The Bank elected to use the Community Bank Leverage Ratio (“CBLR”) effective January 1, 2020. Effective January 1, 2022, a bank or savings institution electing to use the CBLR will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%, an increase from the 8.5% or higher ratio requirement for fiscal year 2021. To be eligible to elect to use the CBLR, the bank or savings institution also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25.0% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter.

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 15.7% at June 30, 2022 and 16.3% at December 31, 2021.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2022, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three and six months ended June 30, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2021 Form 10-K. Please refer to Item 1A “Risk Factors” of Part II in this Form 10-Q for additional information regarding the COVID-19 pandemic and the effect to the Company’s market risk through June 30, 2022.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2021 Form 10-K, under the section titled “Risk Factors,” which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors described in the Company’s 2021 Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              The following table summarizes common stock repurchases during the three months ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Number	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs
April 1, 2022 through April 30, 2022	73,966	$14.32	73,966	237,500
May 1, 2022 through May 31, 2022	61,911	$14.15	61,911	175,589
June 1, 2022 through June 30, 2022	903	$13.76	903	174,686

Total	136,780	$14.24	136,780

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s Board of Directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. On November 17, 2021, the Company announced that its board of directors authorized an expansion of the repurchase program, permitting the Company to purchase an additional 150,000 shares of its common stock. On May 25, 2022, the Company announced that its board of directors authorized another expansion of the repurchase program, permitting the Company to purchase an additional 142,000 shares of its common stock. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors we may deem appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q Report for the period ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated August 12, 2022	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated August 12, 2022	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)