Form 10-Q
period 2022-09-30
Mid-Southern Bancorp, Inc.
filed 2022-11-10
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 04, 2022, there were 2,869,586 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$1,690	$1,378
Interest-bearing deposits with banks	2,320	15,001
Cash and cash equivalents	4,010	16,379

Securities available for sale, at fair value	103,684	107,293
Securities held to maturity	18	21

Loans, net of allowance for loan losses of $1,653 and $1,523, respectively	142,473	122,568

Federal Home Loan Bank stock, at cost	1,778	778
Real estate held for sale	99	99
Premises and equipment	2,208	1,952
Accrued interest receivable:
Loans	380	296
Securities	700	701
Cash value of life insurance	3,811	3,930
Other assets	5,387	243

Total Assets	$264,548	$254,260

LIABILITIES
Deposits:
Noninterest-bearing	$27,565	$28,602
Interest-bearing	174,250	168,282
Total deposits	201,815	196,884

Advances from Federal Home Loan Bank	31,000	10,000

Accrued interest payable	31	11
Accrued expenses and other liabilities	892	836
Total Liabilities	233,738	207,731

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 2,869,586 shares outstanding (3,016,653 in 2021)	36	36
Additional paid-in-capital	30,755	30,694
Retained earnings, substantially restricted	24,702	23,527
Accumulated other comprehensive income (loss)	(12,957)	2,096
Unearned ESOP shares	(1,571)	(1,649)
Unearned stock compensation plan	(344)	(473)
Treasury stock, at cost - 695,844 shares (548,777 in 2021)	(9,811)	(7,702)
Total Stockholders’ Equity	30,810	46,529

Total Liabilities and Stockholders’ Equity	$264,548	$254,260

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including fees	$1,556	$1,317	$4,326	$3,887
Investment securities:
Mortgage-backed securities	158	137	405	421
Municipal tax exempt	428	381	1,233	1,130
Other debt securities	122	63	320	190
Federal Home Loan Bank dividends	21	4	30	13
Interest-bearing deposits with banks and time deposits	9	1	16	2
Total interest income	2,294	1,903	6,330	5,643

INTEREST EXPENSE
Deposits	128	121	342	371
Borrowings	166	43	275	130
Total interest expense	294	164	617	501

Net interest income	2,000	1,739	5,713	5,142

Provision for loan losses	85	—	135	—
Net interest income after provision for loan losses	1,915	1,739	5,578	5,142

NONINTEREST INCOME
Deposit account service charges	100	87	271	207
Brokered loan fees	25	48	126	199
Increase in cash value of life insurance	14	16	43	47
ATM and debit card fee income	144	138	432	412
Gain on life insurance	—	—	36	—
Other income	12	12	36	35
Total noninterest income	295	301	944	900

NONINTEREST EXPENSE
Compensation and benefits	936	902	2,752	2,743
Occupancy and equipment	161	139	437	405
Data processing	118	103	354	323
Professional fees	145	145	447	423
Loss on disposal of premises and equipment	10	—	17	—
Directors' compensation	84	70	254	242
Stockholders' meeting expense	8	12	41	50
Supervisory examinations	18	17	53	50
Deposit insurance premiums	16	10	49	40
Other expenses	171	153	524	479
Total noninterest expense	1,667	1,551	4,928	4,755

Income before income taxes	543	489	1,594	1,287

Income tax expense	31	33	89	56

Net Income	$512	$456	$1,505	$1,231

Earnings per common share:
Basic	$0.19	$0.16	$0.55	$0.42
Diluted	$0.19	$0.16	$0.55	$0.42

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$512	$456	$1,505	$1,231

Other Comprehensive Loss, net of tax
Unrealized losses on securities available for sale:
Net unrealized holding losses arising during the period	(5,381)	(892)	(20,037)	(1,665)
Income tax benefit	1,339	221	4,984	414
Net of tax amount	(4,042)	(671)	(15,053)	(1,251)

Other Comprehensive Loss, net of tax	(4,042)	(671)	(15,053)	(1,251)

Total Comprehensive Loss	$(3,530)	$(215)	$(13,548)	$(20)

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total
Balances at January 1, 2021	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	378	—	—	—	—	378
Other comprehensive loss	—	—	—	(1,505)	—	—	—	(1,505)
Cash dividends ($0.03 per share)	—	—	(91)	—	—	—	—	(91)
ESOP shares committed to be released	—	15	—	—	26	—	—	41
Purchase of 327 treasury shares	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	13	—	—	—	45	—	58

Balances at March 31, 2021	$36	$30,587	$22,586	$1,708	$(1,743)	$(377)	$(4,917)	$47,880

Net income	—	—	397	—	—	—	—	397
Other comprehensive income	—	—	—	925	—	—	—	925
Cash dividends ($0.03 per share)	—	—	(89)	—	—	—	—	(89)
ESOP shares committed to be released	—	14	—	—	26	—	—	40
Purchase of 5,612 treasury shares	—	—	—	—	—	—	(86)	(86)
Forfeiture of unearned stock awards	—	—	—	—	—	3	(3)	—
Exercise of stock options	—	(9)	—	—	—	—	16	7
Stock compensation expense	—	13	—	—	—	29	—	42

Balances at June 30, 2021	$36	$30,605	$22,894	$2,633	$(1,717)	$(345)	$(4,990)	$49,116

Net income	—	—	456	—	—	—	—	456
Other comprehensive loss	—	—	—	(671)	—	—	—	(671)
Cash dividends ($0.03 per share)	—	—	(85)	—	—	—	—	(85)
ESOP shares committed to be released	—	14	—	—	26	—	—	40
Purchase of 150,663 treasury shares	—	—	—	—	—	—	(2,681)	(2,681)
Stock compensation expense	—	13	—	—	—	30	—	43

Balances at September 30, 2021	$36	$30,632	$23,265	$1,962	$(1,691)	$(315)	$(7,671)	$46,218

Balances at January 1, 2022	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

Net income	—	—	467	—	—	—	—	467
Other comprehensive loss	—	—	—	(5,888)	—	—	—	(5,888)
Cash dividends ($0.04 per share)	—	—	(113)	—	—	—	—	(113)
ESOP shares committed to be released	—	13	—	—	26	—	—	39
Purchase of 16,117 treasury shares	—	—	—	—	—	—	(241)	(241)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Exercise of stock options	—	(8)	—	—	—	—	111	103
Stock compensation expense	—	13	—	—	—	41	—	54

Balances at March 31, 2022	$36	$30,712	$23,881	$(3,792)	$(1,623)	$(430)	$(7,834)	$40,950

Net income	—	—	526	—	—	—	—	526
Other comprehensive loss	—	—	—	(5,123)	—	—	—	(5,123)
Cash dividends ($0.04 per share)	—	—	(108)	—	—	—	—	(108)
ESOP shares committed to be released	—	11	—	—	26	—	—	37
Purchase of 136,780 treasury shares	—	—	—	—	—	—	(1,952)	(1,952)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Stock compensation expense	—	11	—	—	—	41	—	52

Balances at June 30, 2022	$36	$30,734	$24,299	$(8,915)	$(1,597)	$(387)	$(9,788)	$34,382

Net income	—	—	512	—	—	—	—	512
Other comprehensive loss	—	—	—	(4,042)	—	—	—	(4,042)
Cash dividends ($0.04 per share)	—	—	(109)	—	—	—	—	(109)
ESOP shares committed to be released	—	10	—	—	26	—	—	36
Purchase of 1,589 treasury shares	—	—	—	—	—	—	(21)	(21)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Stock compensation expense	—	11	—	—	—	41	—	52

Balances at September 30, 2022	$36	$30,755	$24,702	$(12,957)	$(1,571)	$(344)	$(9,811)	$30,810

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,505	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	339	279
Provision for loan losses	135	—
Stock compensation expense	158	143
Depreciation expense	145	126
Loss on disposal of premises and equipment	17	—
ESOP compensation expense	112	121
Deferred income taxes	(104)	(28)
Increase in cash value of life insurance	(43)	(47)
Gain on life insurance	(36)	—
(Increase) decrease in accrued interest receivable	(83)	7
Increase in accrued interest payable	20	1
Net change in other assets and liabilities	(32)	24
Net Cash Provided By Operating Activities	2,133	1,857

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(25,951)	(14,084)
Principal collected on mortgage-backed securities available for sale	6,347	5,513
Proceeds from maturities of securities available for sale	2,837	2,853
Principal collected on mortgage-backed securities held to maturity	3	8
Purchase of Federal Home Loan Bank stock	(1,057)	—
Proceeds from redemption of Federal Home Loan Bank Stock	57	—
Net increase in loans receivable	(20,040)	(4,905)
Purchase of premises and equipment	(386)	(100)
Proceeds from settlement of life insurance	203	—
Investment in cash value of life insurance	(5)	(2)
Net Cash Used In Investing Activities	(37,992)	(10,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,931	21,115
Repayments to Federal Home Loan Bank	(10,000)	(1,000)
Proceeds from Federal Home Loan Bank	31,000	—
Proceeds from the exercise of stock options	103	7
Purchase of treasury stock	(2,214)	(2,772)
Cash dividends paid	(330)	(265)
Net Cash Provided By Financing Activities	23,490	17,085

Net Increase (Decrease) in Cash and Cash Equivalents	(12,369)	8,225

Cash and cash equivalents at beginning of year	16,379	9,661

Cash and Cash Equivalents at End of Period	$4,010	$17,886

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$597	$500
Net tax payments	145	27

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

Investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$13,585	$—	$2,090	$11,495
Agency CMO	21,805	2	2,136	19,671
	35,390	2	4,226	31,166

Other debt securities:
U.S. Treasury securities	9,837	—	421	9,416
U.S. Government agency obligations	1,996	—	178	1,818
Municipal obligations	73,708	3	12,427	61,284

Total securities available for sale	$120,931	$5	$17,252	$103,684

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$18	$—	$—	$18

Total securities held to maturity	$18	$—	$—	$18

December 31, 2021

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$11,941	$47	$135	$11,853
Agency CMO	24,196	47	465	23,778
	36,137	94	600	35,631

Other debt securities:
Municipal obligations	68,366	3,318	22	71,662

Total securities available for sale	$104,503	$3,412	$622	$107,293

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$21	$—	$—	$21

Total securities held to maturity	$21	$—	$—	$21

The amortized cost and fair value of debt securities as of September 30, 2022, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,270	$2,229	$—	$—
Due after one year through five years	14,717	14,042	—	—
Due after five years through ten years	5,451	5,132	—	—
Due after ten years	63,103	51,115	—	—
	85,541	72,518	—	—
MBS and CMO	35,390	31,166	18	18

	$120,931	$103,684	$18	$18

Information pertaining to investment securities available for sale with gross unrealized losses at September 30, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
September 30, 2022	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
US Treasury	6	$9,417	$421
Agency MBS	8	4,765	650
Agency CMO	10	6,763	273
Federal agency obligations	1	1,818	178
Municipal obligations	118	58,374	11,724
Total less than 12 months	143	81,137	13,246

Continuous loss position more than 12 months:
Agency MBS	5	6,730	1,440
Agency CMO	10	11,472	1,863
Municipal obligations	3	1,728	703
Total more than 12 months	18	19,930	4,006

Total securities available for sale	161	$101,067	$17,252

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

At September 30, 2022, the Company had no debt securities in the held to maturity classification in a loss position. At September 30, 2022, the debt securities available for sale in a loss position were 97.5% of the Company’s total available for sale securities portfolio. All of the debt securities in a loss position at September 30, 2022 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

There were no securities sold during the three- and nine-month periods ended September 30, 2022. There were no securities sold during the three- and nine-month periods ended September 30, 2021.

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

At September 30, 2022, there were seven loans with a recorded investment of $249,000 that are secured by residential real estate property for which formal foreclosure proceedings are in process. The recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $19,000 at December 31, 2021.

Loans at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Real estate mortgage loans:
One-to-four family residential	$64,725	$64,098
Multi-family residential	11,350	9,385
Residential construction	1,601	1,406
Commercial real estate	47,865	36,678
Commercial real estate construction	3,996	1,632
Commercial business loans	12,466	8,804
Consumer loans	2,254	2,152
Total loans	144,257	124,155

Deferred loan origination fees and costs, net	(131)	(64)
Allowance for loan losses	(1,653)	(1,523)

Loans, net	$142,473	$122,568

The following table provides the components of the Company’s recorded investment in loans at September 30, 2022:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,725	$11,350	$5,597	$47,865	$12,466	$2,254	$144,257

Accrued interest receivable	159	17	7	147	46	4	380

Net deferred loan fees/costs	9	(31)	(24)	(104)	(23)	42	(131)

Recorded investment in loans	$64,893	$11,336	$5,580	$47,908	$12,489	$2,300	$144,506

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,145	$—	$—	$139	$295	$7	$1,586

Collectively evaluated for impairment	63,748	11,336	5,580	47,769	12,194	2,293	142,920

Ending balance	$64,893	$11,336	$5,580	$47,908	$12,489	$2,300	$144,506

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,098	$9,385	$3,038	$36,678	$8,804	$2,152	$124,155

Accrued interest receivable	158	11	7	76	38	6	296

Net deferred loan fees/costs	7	(24)	(13)	(52)	(27)	45	(64)

Recorded investment in loans	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$1,041	$—	$—	$170	$328	$3	$1,542

Collectively evaluated for impairment	63,222	9,372	3,032	36,532	8,487	2,200	122,845

Ending balance	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

An analysis of the allowance for loan losses as of September 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$18	$—	$39

Collectively evaluated for impairment	719	112	17	593	140	33	1,614

Ending balance	$740	$112	$17	$593	$158	$33	$1,653

An analysis of the allowance for loan losses as of December 31, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$—	$—	$—	$19	$—	$40

Collectively evaluated for impairment	852	102	25	363	108	33	1,483

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$751	$112	$10	$558	$109	$31	$1,571
Provisions	(13)	—	7	35	49	7	85
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	2	—	—	—	—	3	5

Ending balance	$740	$112	$17	$593	$158	$33	$1,653

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$873	$102	$25	$363	$127	$33	$1,523
Provisions	(138)	10	(8)	230	31	10	135
Charge-offs	—	—	—	—	—	(14)	(14)
Recoveries	5	—	—	—	—	4	9

Ending balance	$740	$112	$17	$593	$158	$33	$1,653

An analysis of the changes in the allowance for loan losses for the three months ended September 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$999	$103	$32	$312	$137	$29	$1,612
Provisions	(73)	(4)	(7)	56	21	7	—
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	40	—	—	—	—	2	42

Ending balance	$966	$99	$25	$368	$158	$35	$1,651

An analysis of the changes in the allowance for loan losses for the nine months ended September 30, 2021 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for loan losses:
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions	(70)	1	(30)	62	24	13	—
Charge-offs	—	—	—	—	—	(9)	(9)
Recoveries	44	—	—	—	21	6	71

Ending balance	$966	$99	$25	$368	$158	$35	$1,651

The following table summarizes the Company’s impaired loans as of September 30, 2022 and for the three and nine months ended September 30, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and nine-month periods ended September 30, 2022.

				Three Months Ended		Nine Months Ended
	At September 30, 2022			September 30, 2022		September 30, 2022
	Unpaid			Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$876	$945	$—	$859	$—	$788	$1
Commercial real estate	73	73	—	79	1	89	3
Commercial business	—	—	—	—	—	—	—
Consumer	7	7	—	4	—	3	—
	$956	$1,025	$—	$942	$1	$880	$4

Loans with an allowance recorded:
One-to-four family residential	$269	$276	$21	$269	$3	$257	$9
Commercial real estate	66	69	—	66	—	67	2
Commercial business	295	295	18	302	4	314	12
Consumer	—	—	—	—	—	—	—
	$630	$640	$39	$637	$7	$638	$23

Total:
One-to-four family residential	$1,145	$1,221	$21	$1,128	$3	$1,045	$10
Commercial real estate	139	142	—	145	1	156	5
Commercial business	295	295	18	302	4	314	12
Consumer	7	7	—	4	—	3	—
	$1,586	$1,665	$39	$1,579	$8	$1,518	$27

The following table summarizes the Company’s impaired loans for the three- and nine-month periods ended September 30, 2021. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and nine-month periods ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$785	$1	$964	$2
Commercial real estate	123	1	105	3
Commercial business	—	—	6	—
	$908	$2	$1,075	$5

Loans with an allowance recorded:
One-to-four family residential	$220	$2	$228	$7
Commercial real estate	123	2	153	5
Commercial business	343	4	352	14
	$686	$8	$733	$26

Total:
One-to-four family residential	$1,005	$3	$1,192	$9
Commercial real estate	246	3	258	8
Commercial business	343	4	358	14
	$1,594	$10	$1,808	$31

The following table summarizes the Company’s impaired loans as of December 31, 2021:

	At December 31, 2021
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$822	$905	$—
Commercial real estate	102	102	—
Commercial business	—	—	—
Consumer	3	3	—
	$927	$1,010	$—

Loans with an allowance recorded:
One-to-four family residential	$219	$218	$21
Commercial real estate	68	72	—
Commercial business	328	328	19
Consumer	—	—	—
	$615	$618	$40

Total:
One-to-four family residential	$1,041	$1,123	$21
Commercial real estate	170	174	—
Commercial business	328	328	19
Consumer	3	3	—
	$1,542	$1,628	$40

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at September 30, 2022 and December 31, 2021:

	At September 30, 2022			At December 31, 2021
		Loans 90+			Loans 90+
		Days	Total		Days	Total
	Nonaccrual	Past Due	Nonperforming	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans	Loans	Still Accruing	Loans

	(In thousands)
One-to-four family residential	$845	$—	$845	$735	$—	$735
Commercial real estate	4	—	4	15	—	15
Consumer	8	—	8	3	—	3

Total	$857	$—	$857	$753	$—	$753

The following tables present the aging of the recorded investment in loans at September 30, 2022 and December 31, 2021:

			Over
	30‑59 Days	60‑89 Days	90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

	(In thousands)
September 30, 2022
One-to-four family residential	$540	$252	$78	$870	$64,023	$64,893
Multi-family residential	—	—	—	—	11,336	11,336
Construction	—	—	—	—	5,580	5,580
Commercial real estate	—	—	—	—	47,908	47,908
Commercial business	—	—	—	—	12,489	12,489
Consumer	—	—	—	—	2,300	2,300

Total	$540	$252	$78	$870	$143,636	$144,506

December 31, 2021
One-to-four family residential	$545	$248	$57	$850	$63,413	$64,263
Multi-family residential	—	—	—	—	9,372	9,372
Construction	—	—	—	—	3,032	3,032
Commercial real estate	451	—	—	451	36,251	36,702
Commercial business	—	—	—	—	8,815	8,815
Consumer	—	—	3	3	2,200	2,203

Total	$996	$248	$60	$1,304	$123,083	$124,387

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

Pass:  Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of the dates indicated:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
September 30, 2022
Pass	$64,048	$11,336	$5,580	$47,904	$12,489	$2,293	$143,650
Special mention	—	—	—	—	—	—	—
Substandard	845	—	—	4	—	7	856
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,893	$11,336	$5,580	$47,908	$12,489	$2,300	$144,506

December 31, 2021
Pass	$63,399	$9,372	$3,032	$36,593	$8,815	$2,200	$123,411
Special mention	—	—	—	87	—	—	87
Substandard	864	—	—	22	—	3	889
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

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

The following table summarizes the Company’s TDRs by accrual status as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
				Related				Related
				Allowance for				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses	Accruing	Nonaccrual	Total	Loan Losses

	(In thousands)
One-to-four family residential	$300	$88	$388	$21	$306	$101	$407	$21
Commercial real estate	135	—	135	—	155	—	155	—
Commercial business	295	—	295	18	328	—	328	19

Total	$730	$88	$818	$39	$789	$101	$890	$40

At both September 30, 2022 and December 31, 2021 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three and nine months ended September 30, 2022 and 2021.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan losses related to TDRs modified during both the three- and nine-month periods ended September 30, 2022 and 2021.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three- and nine-month periods ended September 30, 2022 and 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Advances from Federal Home Loan Bank

At September 30, 2022 and December 31, 2021, the Company had $31.0 million and $10.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance with an original maturity date of June 27, 2024 and bearing an interest rate of 1.73%. On June 27, 2022 the FHLB exercised its put option on this advance.

During the three- and nine-month periods ended September 30, 2022, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The advances had an average term of seven days. The following table sets forth information on the short-term FHLB advances during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Outstanding at period-end	$31,000	$—	$31,000	$—
Average amount outstanding	28,125	—	12,438	—
Maximum amount outstanding at any month-end	31,000	—	31,000	—
Weighted average interest rate:
During period	2.36%	—%	2.00%	—%
End of period	3.03%	—%	3.03%	—%

In addition, during the nine-month period ended September 30, 2022, the Company utilized a $5.0 million line of credit with the FHLB. The following table sets forth information on the FHLB line of credit advances during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Outstanding at period-end	$—	$—	$—	$—
Average amount outstanding	—	—	264	—
Maximum amount outstanding at any month-end	—	—	3,566	—
Weighted average interest rate:
During period	—%	—%	1.70%	—%
End of period	—%	—%	—%	—%

The advances are secured under a blanket collateral agreement with the FHLB. At September 30, 2022, the carrying value of mortgage loans pledged as security for advances was $59.2 million.

6.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. Potential dilutive common shares are excluded from the computation of diluted net income per common share in the periods where the effect would be antidilutive. Excluded from the computation of diluted net income per common share were weighted-average antidilutive shares totaling 3,913 and 4,708 for the three and nine months ended September 30, 2022, respectively. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three and nine months ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$512	$456	$1,505	$1,231

Shares:
Weighted average common shares outstanding	2,679,500	2,875,547	2,737,396	2,935,796

Net income per common share, basic	$0.19	$0.16	$0.55	$0.42

Diluted
Earnings:
Net income	$512	$456	$1,505	$1,231

Shares:

Weighted average common shares outstanding	2,679,500	2,875,547	2,737,396	2,935,796
Add: Dilutive effect of stock options	242	5,000	251	4,039
Add: Dilutive effect of restricted stock	5,467	7,627	3,565	5,512

Weighted average common shares outstanding, as adjusted	2,685,209	2,888,174	2,741,212	2,945,347

Net income per common share, diluted	$0.19	$0.16	$0.55	$0.42

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

Compensation expense recognized for the three- and nine-month periods ended September 30, 2022 was $36,000 and $112,000, respectively. Compensation expense recognized for the three- and nine-month periods ended September 30, 2021 was $40,000 and $121,000, respectively. The ESOP trust held 39,847 allocated shares and 164,942 unallocated shares of Company common stock at September 30, 2022. The fair value of the unallocated shares was $2.2 million at September 30, 2022.

8.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of September 30, 2022, on an adjusted basis, awards for stock options totaling 78,010 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. The 2010 Plan expired July 27, 2020.

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

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At September 30, 2022, awards for stock options totaling 4,900 shares and awards for restricted stock totaling 33,100 shares of the Company common stock have been granted, net of any forfeitures, to participants in the 2019 Plan.

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

A summary of option activity as of September 30, 2022, and changes during the nine-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	98,584	$13.42
Granted	—	—
Exercised	(7,869)	13.11
Forfeited or expired	(16,844)	13.53

Outstanding at end of period	73,871	$13.43	7.3	$7,000

Vested and expected to vest	73,871	$13.43	7.3	$7,000

Exercisable at end of period	42,871	$13.33	7.2	$6,000

For the three- and nine-month periods ended September 30, 2022, the Company recognized $12,000 and $37,000, respectively, in compensation expense related to the stock option plan. For the three- and nine-month periods ended September 30, 2021, the Company recognized $13,000 and $39,000, respectively in compensation expense related to the stock option plan. At September 30, 2022, there was $70,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 1.4 years.

A summary of the activity for the Company’s nonvested restricted shares as of September 30, 2022 and changes during the nine-month period then ended is presented below:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	32,578	$14.53
Granted	—	—
Vested	—	—
Forfeited	(450)	14.74

Nonvested at end of period	32,128	$14.52

For the three- and nine-month periods ended September 30, 2022, the Company recognized $40,000 and $121,000, respectively, in compensation expense related to the restricted stock plans. For the three- and nine-month periods ended September 30, 2021, the Company recognized $30,000 and $104,000, respectively, in compensation expense related to the restricted stock plans. At September 30, 2022, unrecognized compensation expense related to nonvested restricted shares was $344,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. The Company had no liabilities measured at fair value as of September 30, 2022 and December 31, 2021.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
September 30, 2022

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,495	$—	$11,495
Agency CMO	—	19,671	—	19,671
U.S. Treasury securities	—	9,416	—	9,416
U.S. Government agency obligations	—	1,818	—	1,818
Municipal obligations	—	61,284	—	61,284
Total securities available for sale	$—	$103,684	$—	$103,684

December 31, 2021

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,853	$—	$11,853
Agency CMO	—	23,778	—	23,778
Municipal obligations	—	71,662	—	71,662
Total securities available for sale	$—	$107,293	$—	$107,293

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

At both September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of real estate held for sale included a discount from appraised value (including estimated costs to sell the property) of 10%. The Company did not recognize any charges to write down real estate held for sale during both the three- and nine-month periods ended September 30, 2022 and 2021.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three and nine months ended September 30, 2022 and 2021. There were no transfers into or out of the Company’s Level 3 financial assets for the three- and nine-month periods ended September 30, 2022 and 2021.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2022

Financial assets:
Cash and cash equivalents	$4,010	$4,010	$—	$—
Securities available for sale	103,684	—	103,684	—
Securities held to maturity	18	—	18	—
Loans, net	142,473	—	—	136,459
FHLB stock	1,778	N/A	N/A	N/A
Accrued interest receivable	1,080	—	1,080	—

Financial liabilities:
Noninterest-bearing deposits	27,565	27,565	—	—
Interest-bearing deposits	174,250	—	—	172,445
Advance from FHLB	31,000	—	31,000	—
Accrued interest payable	31	—	31	—

December 31, 2021

Financial assets:
Cash and cash equivalents	$16,379	$16,379	$—	$—
Securities available for sale	107,293	—	107,293	—
Securities held to maturity	21	—	21	—
Loans, net	122,568	—	—	123,158
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	997	—	997	—

Financial liabilities:
Noninterest-bearing deposits	28,602	28,602	—	—
Interest-bearing deposits	168,282	—	—	168,168
Advance from FHLB	10,000	—	10,162	—
Accrued interest payable	11	—	11	—

10.         Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Deposit account service charges	$100	$87	$271	$207
Brokered loan fees	25	48	126	199
ATM and debit card fee income	144	138	432	412
Other income	4	7	9	12
Revenue from contracts with customers	273	280	838	830

Increase in cash surrender value of life insurance	14	16	43	47
Gain on life insurance	—	—	36	—
Other income	8	5	27	23
Other noninterest income	22	21	106	70

Total noninterest income	$295	$301	$944	$900

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

In February 2016, FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. For public entities the amendments in the ASU became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, the original effective date of the guidance was for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. In November 2019, the FASB issued ASU 2019-10 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application of the amendments in the ASU is permitted. In June 2020, the FASB issued ASU 2020-05 which delayed the effective date of ASU 2016-02 for nonpublic entities until fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application of the amendments in the ASU continues to be permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessees with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessees with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. This ASU amended the new leases standard to reinstate the exception in Leases (Topic 842) for lessors that are not manufacturers or dealers in regards to determining the fair value of the underlying assets. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset unless a significant lapse of time occurs between the acquisition of the underlying asset and lease commencement, in which case, those lessors will be required to apply the definition of fair value (exit price) in Fair Value Measurements and Disclosures (Topic 820).

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

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These measures – Net interest income (tax-equivalent basis), yield on interest-earning assets (tax-equivalent basis), net interest spread (tax-equivalent basis) and net interest margin (tax-equivalent basis) – include the effects of taxable-equivalent adjustments using a federal income tax rate prevalent during the relevant year to increase tax-exempt interest income to a tax-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

Net interest income (tax-equivalent basis), yield on interest-earning assets (tax-equivalent basis), net interest spread (tax-equivalent basis) and net interest margin (tax-equivalent basis). Net interest income (tax-equivalent basis) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the consolidated statements of income. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is net interest income. Yield on interest-earning assets (tax-equivalent basis) is the ratio of interest income earned from interest-earning assets, adjusted on a tax-equivalent basis, and average interest-earning assets. The most directly comparable financial measure in accordance with GAAP is yield on interest-earning assets. Net interest spread (tax-equivalent basis) is the difference in the average yield on average earning assets on a tax-equivalent basis and the average rate paid on average interest-bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is net interest spread. Net interest margin (tax-equivalent basis) is the ratio of net interest income (tax-equivalent basis) to average earning assets. The most directly comparable financial measure in accordance with GAAP is net interest margin.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define these non-GAAP measures or similar measures differently. The following table presents the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a relevant marginal tax for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of yield on interest-earning assets (tax-equivalent basis), net interest spread (tax-equivalent basis) and net interest margin (tax-equivalent basis).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net interest income, yield on interest-earning assets, net interest spread, net interest margin (tax-equivalent basis):	2022	2021	2022	2021

Net interest income (GAAP)	$2,000	$1,739	$5,713	$5,142
Tax-equivalent adjustments: (1)
Loans	—	4	4	6
Tax-exempt investment securities	114	101	328	300
Net interest income (tax-equivalent basis)	$2,114	$1,844	$6,045	$5,448

Average interest-earning assets (2)	$267,946	$238,659	$260,380	$234,997

Yield on interest-earning assets	3.42%	3.19%	3.24%	3.20%
Yield on interest-earning assets (tax-equivalent basis)	3.59%	3.37%	3.41%	3.38%

Net interest spread	2.85%	2.81%	2.82%	2.81%
Net interest spread (tax-equivalent basis)	3.02%	2.99%	2.99%	2.99%

Net interest margin	2.99%	2.92%	2.93%	2.92%
Net interest margin (tax-equivalent basis)	3.16%	3.09%	3.10%	3.09%

(1) - Tax-exempt income has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21% for 2022 and 2021.

(2) - Investment securities, which are included in interest-earning assets, are based on amortized cost and do not give effect to changes in fair value that are reflected in Accumulated Other Comprehensive Income / Loss.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets increased $10.3 million, or 4.0%, to $264.5 million at September 30, 2022 from $254.3 million at December 31, 2021.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $12.4 million, or 75.5%, to $4.0 million at September 30, 2022 from $16.4 million at December 31, 2021 due primarily to an increase in net loans receivable, the net effect of activity in available for sale securities and the repurchase of the Company’s common stock, partially offset by increases in borrowings and deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multifamily residential loans, commercial real estate loans and construction loans, as well as commercial business loans and consumer loans. Net loans receivable increased $19.9 million, or 16.2%, to $142.5 million at September 30, 2022 from $122.6 million at December 31, 2021. The increase in net loans was due primarily to increases in commercial real estate loans, commercial business loans, commercial real estate construction loans and multi-family residential loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $3.6 million, or 3.4%, to $103.7 million at September 30, 2022 from $107.3 million at December 31, 2021. The decrease was due primarily to a $20.0 million decrease in the gross unrealized gain in the portfolio and $9.2 million in principal collections, calls and maturities on mortgage-backed and tax-exempt securities, partially offset by purchases of $26.0 million in U.S. Treasury and related agency obligations, municipal obligations and federal agency mortgage-backed securities.

Securities Held to Maturity.  Our held to maturity securities portfolio consists of U.S. government agency mortgage-backed securities. Securities held to maturity decreased $3,000, or 14.3%, to $18,000 at September 30, 2022 from $21,000 at December 31, 2021 due primarily to principal repayments of mortgage-backed securities.

Other Assets.  Other assets increased $5.1 million to $5.4 million at September 30, 2022 from $243,000 at December 31, 2021 primarily due to a $5.1 million increase in net deferred tax assets, largely attributable to the tax effect on the unrealized loss on available for sale securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $4.9 million, or 2.5%, to $201.8 million at September 30, 2022 from $196.9 million at December 31, 2021.

Borrowings.  In order to meet daily liquidity needs and to fund growth in earning assets, the Company utilizes short-term advances from the FHLB. On June 27, 2019, the Company borrowed $10.0 million from the FHLB bearing an interest rate of 1.73% with a scheduled maturity date of June 27, 2024. On June 27, 2022, the FHLB exercised its put option on this advance. As of September 30, 2022 total borrowings with the FHLB consisted of $31.0 million in short-term borrowings bearing a weighted average interest rate of 3.03% and an average term of seven days. In addition, on April 13, 2022, the Company began utilizing a line of credit from the FHLB. During the three-month period ended September 30, 2022, however, the Company did not draw upon the line of credit, and as of September 30, 2022 the Company did not have an outstanding balance on the line of credit.

Stockholders’ Equity.  Stockholders’ equity decreased $15.7 million to $30.8 million at September 30, 2022 from $46.5 million at December 31, 2021. The decrease was due primarily to a decrease in the accumulated other comprehensive income, net of tax, of $15.1 million and the repurchase of 154,486 shares of our common stock at a total cost of $2.2 million, partially offset by net income of $1.5 million, net of dividends of $330,000.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Net Income.  Net income was $512,000 ($0.19 per common share diluted) for the three months ended September 30, 2022, compared to net income of $456,000 ($0.16 per common share diluted) for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net income was $1.5 million ($0.55 per common share diluted) compared to $1.2 million ($0.42 per common share diluted) for the same period in 2021. The primary reason for the increase in net income between the periods was increased net interest income after provision for loan losses and noninterest income partially offset by increased noninterest expenses.

Net Interest Income.  Net interest income after provision for loan losses increased $176,000, or 10.1%, to $1.9 million for the three months ended September 30, 2022 compared to $1.7 million for the three months ended September 30, 2021 due primarily to an increase in average balances and yields from interest-earning assets, partially offset by higher average interest-bearing liabilities and increased provision for loan losses.

Total interest income increased $391,000, or 20.5%, to $2.3 million for the three months ended September 30, 2022 as compared to $1.9 million the same period in 2021. The increase resulted from an increase in the average balances and yields of interest-earning assets. The average balance of interest-earning assets increased to $267.9 million for the quarter ended September 30, 2022 from $238.7 million for the quarter ended September 30, 2021, due primarily to increases in loans receivable and investment securities, partially offset by lower interest-bearing deposits with banks. The average yield on interest-earning assets and tax-equivalent yield on interest-earning assets(1) increased to 3.42% and 3.59%, respectively, for the quarter ended September 30, 2022 from 3.19% and 3.37%, respectively, for the quarter ended September 30, 2021, due primarily to higher proportions in loans receivable and investment securities.

(1) Refer to “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” above for more information and for a reconciliation of this non-GAAP financial measure to the nearest GAAP financial measure.

Total interest expense increased $130,000, or 79.3%, to $294,000 for the three months ended September 30, 2022 compared to $164,000 for the three months ended September 30, 2021 due to an increase in the average balance of interest-bearing liabilities and an increase in the cost of borrowings. The average balance of interest-bearing liabilities increased to $204.3 million for the quarter ended September 30, 2022 from $174.6 million for the same period in 2021, due primarily to increases in savings and interest-bearing demand deposit accounts, time deposits and FHLB borrowings. The average cost of interest-bearing liabilities increased to 0.57% for the quarter ended September 30, 2022 from 0.38% for the same period in 2021. The average cost of deposits remained at 0.29% for the quarters ended September 30, 2022 and 2021. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread and interest rate spread on a tax-equivalent basis(1) increased to 2.85% and 3.02%, respectively, for the quarter ended September 30, 2022, from 2.81% and 2.99%, respectively, for the quarter ended September 30, 2021. The net interest margin and the net interest margin on a tax-equivalent basis(1) increased to 2.99% and 3.16%, respectively, for the quarter ended September 30, 2022 from 2.92% and 3.09%, respectively, for the quarter ended September 30, 2021.

Net interest income after provision for loan losses increased $436,000, or 8.5%, to $5.6 million for the nine months ended September 30, 2022 compared to $5.1 million for the nine months ended September 30, 2021 due primarily to an increase in the average balance of interest-earning assets and an increase in the yield earned on interest-earning assets, partially offset by an increase in the average balance of interest-earning liabilities, an increase in the cost of interest-bearing liabilities and increased provision for loan losses.

Total interest income was $6.3 million for the nine months ended September 30, 2022 compared to $5.6 million for the nine months ended September 30, 2021. Interest income from loans receivable increased $439,000, while interest income from investment securities increased $217,000 and interest income from interest-bearing deposits with banks increased $14,000. The average balance of interest-earning assets increased to $260.4 million for the nine months ended September 30, 2022 from $235.0 million for the nine months ended September 30, 2021, due primarily to increases in loans receivable and investment securities, partially offset by decreases in interest-bearing deposits with banks. The average yield on interest-earning assets and average tax-equivalent yield on interest-earning assets(1) increased to 3.24% and 3.41%, respectively, for the nine months ended September 30, 2022 from 3.20% and 3.38%, respectively, for the nine months ended September 30, 2021, due primarily to changes in the investment asset mix.

Total interest expense increased $116,000, or 23.2%, to $617,000 for the nine months ended September 30, 2022 compared to $501,000 for the nine months ended September 30, 2021 due to increases in both the average cost and balance of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.42% for the nine months ended September 30, 2022 from 0.39% for the same period in 2021. The average balance of interest-bearing liabilities increased to $195.4 million for the nine months ended September 30, 2022 from $169.9 million for the same period in 2021, due primarily to an increase in savings and interest-bearing demand deposits and higher FHLB borrowings, partially offset by a decrease in time deposits. The average cost of deposits decreased to 0.26% for the nine months ended September 30, 2022 from 0.31% for the same period in 2021. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread and interest rate spread on a tax-equivalent basis(1) was 2.82% and 2.99%, respectively, for the nine months ended September 30, 2022. The net interest margin and the net interest margin on a tax-equivalent basis(1) increased to 2.93% and 3.10%, respectively, for the nine months ended September 30, 2022 from 2.92% and 3.09%, respectively, for the nine-month period ended September 30, 2021.

Provision for Loan Losses.  Non-performing loans increased to $857,000, at September 30, 2022 compared to $753,000 at December 31, 2021, or 0.6% of total loans for both periods. At September 30, 2022, $576,000 or 67.2% of nonperforming loans were current on their loan payments. Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company recorded a provision for loan losses of $85,000 and $135,000 for the three and nine months ended September 30, 2022, respectively, compared to no provision for the same periods of 2021.

Noninterest Income.  Noninterest income decreased $6,000, or 2.0%, for the quarter ended September 30, 2022 as compared to the same period in 2021, due primarily to a reduction in brokered loan fees of $23,000, partially offset by increases of $13,000 and $6,000 in deposit account service charges and ATM and debit card fee income, respectively.

Noninterest income increased $44,000, or 4.9%, for the nine months ended September 30, 2022 as compared to the same period in 2021, due primarily to increases of $64,000 and $20,000 in deposit account service charges and ATM and debit card fee income, respectively, and a $36,000 gain on life insurance, partially offset by a reduction in brokered loans fees of $73,000.

Noninterest Expense.  Noninterest expense increased $116,000, or 7.5%, for the quarter ended September 30, 2022 as compared to the same period in 2021. The increase was due primarily to increases in compensation and benefits of $34,000, occupancy and equipment expenses of $22,000, data processing expenses of $15,000, directors’ compensation of $14,000 and other expenses of $18,000.

Noninterest expense increased $173,000, or 3.6%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was due primarily to increases in occupancy and equipment expenses of $32,000, data processing expenses of $31,000, professional fees of $24,000, a loss on the disposal of premises and equipment of $17,000, directors’ compensation expenses of $12,000 and other expenses of $45,000, which is mostly attributable to increased advertising expenses.

Income Tax Expense.  The Company recorded an income tax expense of $31,000 for the quarter ended September 30, 2022, compared to an expense of $33,000 for the same period in 2021. Income tax expense increased $33,000 to $89,000 for the nine months ended September 30, 2022 as compared to $56,000 for the same period in 2021, resulting from an increase in our effective tax rate to 5.6% for 2022 compared to 4.4% for 2021. The increase in the effective tax rate is due primarily to an increase in pre-tax income generated from core banking activities.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At September 30, 2022, we had $107.7 million in cash and investment securities available for sale generally available for our cash needs. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB of Indianapolis and additional collateral eligible for repurchase agreements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $970,000 at September 30, 2022.

Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments, which also provide liquidity to meet lending requirements, are greatly influenced by general interest rates. We also generate cash through borrowings. We utilize FHLB advances to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At September 30, 2022, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $20.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2022, totaled $29.6 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at September 30, 2022, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

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

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 15.4% at September 30, 2022 and 16.3% at December 31, 2021.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2022, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

For the three and nine months ended September 30, 2022, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2021 Form 10-K.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of September 30, 2022 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              The following table summarizes common stock repurchases during the three months ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum
			of Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	(a) Total Number	(b) Average	Publicly	Purchased
	of Shares	Price Paid	Announced Plans	Under The Plans
	Purchased	Per Share	or Programs	or Programs
July 1, 2022 through July 31, 2022	184	$13.98	184	174,502
August 1, 2022 through August 31, 2022	1,056	$13.61	1,056	173,446
September 1, 2022 through September 30, 2022	349	$13.50	349	173,097

Total	1,589	$13.63	1,589

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q Report for the period ended September 30, 2022, formatted in iXBRL and contained in Exhibit 101.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated November 10, 2022	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated November 10, 2022	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)