Form 10-K
period 2022-12-31
Mid-Southern Bancorp, Inc.
filed 2023-03-24
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No     ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock of $13.61 per share as quoted on the Nasdaq Global Select Market System on June 30, 2022 was $35.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 10, 2023, there were 2,885,039 issued and outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (Part III).

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

At December 31, 2022, the Company had total assets of $269.2 million, total deposits of $206.1 million and stockholders’ equity of $33.3 million. The Company’s executive offices are located in Salem, Indiana. The Company is subject to regulation by the Federal Reserve. Substantially all of the Company’s business is conducted through the Bank which is regulated by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), the insurer of its deposits. The Bank’s deposits are insured by the FDIC up to applicable legal limits under the Deposit Insurance Fund ("DIF"). The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLB" or “FHLB of Indianapolis”) which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

Our Business

Our business activities are primarily conducted through Mid-Southern Savings Bank, a federally chartered savings bank headquartered in Salem, Indiana, which is located in Southern Indiana approximately 40 miles northwest of Louisville, Kentucky. Mid-Southern Savings Bank conducts business from its main office in Salem and through its branch offices located in Mitchell and Orleans, Indiana and loan production offices located in New Albany, Indiana and Louisville, Kentucky. Mid-Southern Savings Bank’s market area includes the Louisville-Jefferson County Metropolitan Statistical Area (“MSA” consisting of Clark, Floyd, Harrison, and Washington counties in Indiana and Bullitt, Henry, Jefferson, Meade, Nelson, Oldham, Shelby, Spencer and Trimble counties in Kentucky) plus Lawrence and Orange counties in Indiana, and, to a lesser extent, contiguous counties.

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

Our principal executive offices are located at 300 North Water Street, Salem, Indiana 47167 and our telephone number is (812) 883-2639. Our website address is www.mid-southern.com.

Human Capital

Mid-Southern Bancorp, Inc. values our employees, customers, vendors, marketplace and community. As of December 31, 2022, the Company had 44 total employees and 40 full time employees, none of whom are represented by a collective bargaining unit. The Company believes its relationship with its employees is good. We continually strive to recognize the contributions of each individual to our organization, and we are committed to providing a welcoming culture of respect to all. The Company provides professional development opportunities and tuition reimbursement to employees and continually seeks to improve staff retention, career development and satisfaction. All employees are evaluated at least annually so that the individual receives feedback from his or her performance and to identify opportunities for improvement.

In light of the recent events surrounding the Coronavirus Disease 2019 (“COVID-19”) pandemic, the Company has been committed to providing a healthy and safe environment for our employees, our customers, our partners and our communities. In response to recommendations from federal, state and local health officials, we have deployed several protocols to mitigate risk, and we continually evaluate and update our protocols based upon the most-recent information available.

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

Based on the 2020 U.S. Census, the market area had an aggregate population of 1.3 million, growing 6.2% since 2010. The 2020 median household income in the market area is $56,932 which is lower than the national level of $64,994. The market area’s nonseasonally-adjusted unemployment rate as of December 2022 was 2.7%, which is lower than the national average of 3.3%, according to the U.S. Bureau of Labor Statistics.

Our market area provides a diversified economic and employment base in the manufacturing, service, healthcare, agricultural, and governmental sectors. The largest employers within the Louisville-Jefferson County MSA include a mix of healthcare, manufacturing, retail and educational services. Healthcare employs approximately 89,000 individuals or 14.2% of the workforce in the MSA, while manufacturing employs approximately 85,000 individuals or 13.6%. The largest employers include United Parcel Service, Jefferson County Public Schools, Norton Healthcare, Ford Motor Company and Humana Inc.

Orange County’s largest industry concentrations are in the manufacturing, accommodation/food services, healthcare and construction. A majority of the major employers in the county (including Electricom, Paoli Peaks, Wildwood Association, Walmart Supercenter, and IU Health Paoli Hospital) are located in the county seat of Paoli. The manufacturing section employs 25.4% of the county workforce, with accommodation/food services (driven by the French Lick and West Baden Springs resorts and casinos in French Lick) employing 14.2% of the workforce.

Lawrence County’s largest industry concentrations are in the manufacturing, healthcare, retail trade, and governmental sectors. A majority of the largest employers in the county (including GM Powertrain, IU Health Bedford Hospital, Walmart Supercenter and Stone Belt) are located in the county seat of Bedford. Lehigh Hanson, a leading supplier of cement and other building materials, operates a cement facility in Mitchell. Mitchell is located approximately ten miles south of Bedford.

Lending Activities

General. Our historical principal lending activity has been originating one-to-four family residential real estate loans, commercial real estate loans, commercial business loans, home equity lines of credit, construction and consumer loans. More recently, we have sought to increase our commercial real estate, commercial construction and commercial business lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk.

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

The following table presents information concerning the composition of our loan portfolio, by the type of loan as of the dates indicated:

	At December 31,
	2022		2021		2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$64,747	44.3%	$64,098	51.6%	$66,130	57.6%	$71,606	57.4%	$80,322	62.9%
Multi-family residential	8,271	5.7	9,385	7.6	8,964	7.8	9,260	7.4	7,054	5.5
Residential construction	1,156	0.8	1,406	1.1	2,083	1.8	367	0.3	—	—
Commercial real estate	48,590	33.2	36,678	29.5	30,171	26.3	32,311	25.9	27,153	21.3
Commercial real estate construction	6,691	4.6	1,632	1.3	851	0.7	2,867	2.3	5,100	4.0
Total real estate loans	129,455	88.6	113,199	91.1	108,199	94.2	116,411	93.3	119,629	93.7

Commercial business loans	14,675	10.0	8,804	7.1	5,212	4.5	6,456	5.2	5,939	4.6

Consumer loans	2,077	1.4	2,152	1.8	1,442	1.3	1,875	1.5	2,199	1.7

Total loans	146,207	100.0%	124,155	100.0%	114,853	100.0%	124,742	100.0%	127,767	100.0%

Deferred loan origination fees and costs, net	(136)		(64)		(5)		28		30
Allowance for loan losses	(1,692)		(1,523)		(1,589)		(1,498)		(1,504)
Total loans, net	$144,379		$122,568		$113,259		$123,272		$126,293

Loan Maturity Table

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2022. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2023, which have fixed interest rates, is $16.7 million, while the total amount of loans due after such date, which have adjustable interest rates, is $113.5 million. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate Mortgage
	One-to-Four	Multi-	Residential		Commercial	Commercial
	Family	Family	Construction	Commercial	Construction	Business	Consumer	Total(1)

	(In thousands)
Amounts due in:
One year or less(2)	$3,960	$424	$927	$4,465	$900	$4,328	$911	$15,915
More than one year to five years	11,774	1,613	40	10,294	1,493	8,841	1,105	35,160
More than five years	49,013	6,234	189	33,831	4,298	1,506	61	95,132
Total	$64,747	$8,271	$1,156	$48,590	$6,691	$14,675	$2,077	$146,207
(1)	Excludes net deferred loan origination fees and costs.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

Largest Borrowing Relationships.  At December 31, 2022, the maximum amount under federal law that we could lend to any one borrower and the borrower’s related entities was approximately $6.4 million. Our five largest lending relationships totaled $21.0 million in the aggregate, or 14.4% of our $146.2 million total loan portfolio, at December 31, 2022. The largest relationship at December 31, 2022 consisted of a $5.1 million loan collateralized by commercial real estate property. The next four largest lending relationships at December 31, 2022 were $3.2 million in loans with unfunded loan commitments totaling $1.5 million to commonly owned businesses collateralized by revenues generated by the underlying residential rental, commercial real estate and commercial business properties; a $4.5 million commercial business loan participation collateralized by revenues generated by the underlying commercial properties; $4.3 million in loans with unfunded loan commitments totaling $15,000 to commonly owned businesses collateralized by commercial real estate property; and a $3.9 million loan collateralized by commercial real estate. As of December 31, 2022, all of these loans were performing in accordance with their repayment terms.

One-to-Four Family Real Estate Lending. Our primary lending activity consists of the origination of loans secured by first mortgages on one-to-four family residences, substantially all of which are secured by property located in our geographic lending area. We originate primarily adjustable-rate loans. We have entered into loan brokering agreements with United Wholesale Mortgage (“UWM”) and Union Home Mortgage (“UHM”). Under the agreements we perform loan application and preliminary underwriting activities to determine if potential loans conform to the underwriting standards of Fannie Mae (“conforming”). Conforming loans are then funded by the brokers, and we receive a fee for services performed. Through these relationships, we brokered 51 loans in 2022 and 111 loans in 2021. Residential loans which do not conform to the underwriting standards of Fannie Mae ("non-conforming"), may be funded by us and held in our loan portfolio.

Most of our loans are underwritten using generally-accepted underwriting guidelines. Some one-to-four family loans we originate are retained in our portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other local financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2022, we originated $16.1 million of one-to-four family adjustable-rate mortgage (“ARM”) loans and $1.4 million of fixed-rate mortgage loans. At December 31, 2022, one-to-four family residential mortgage loans totaled $64.7 million, or 44.3%, of our total loan portfolio, of which $59.8 million were ARM loans and $4.9 million were fixed-rate loans.

A large portion of the one-to-four family residential mortgage loans we originate and retain in our portfolio consist of loans that would be considered non-conforming as it relates to the ability to sell to Fannie Mae or other secondary market purchasers. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. As a community bank, we believe that these loans satisfy a need in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans.

We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family first mortgage loans and non-owner occupied first mortgage loans. At December 31, 2022 we had $21.4 million of non-owner occupied first mortgage loans. Properties securing our one-to-four family loans are generally appraised by independent fee appraisers who are selected in accordance with criteria approved by the board of directors. It is Mid-Southern Savings Bank’s policy to require title insurance policies on all mortgage real estate loans originated in the amount of $500,000 or more. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to-four family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. The average size of our one-to-four family residential loans was approximately $83,000 at December 31, 2022.

Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years. At  December 31, 2022, we had no one-to-four family loans with an original contractual maturity in excess of 30 years.

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

Included in our one-to-four family loans are manufactured home loans that are considered a permanent dwelling. We originate new and used manufactured home loans to borrowers who intend to use the home as a primary residence. Our weighted average yield on manufactured home loans at December 31, 2022 was 4.97%, compared to 4.67% for one-to-four family mortgages. At December 31, 2022, these loans totaled $4.7 million, or 3.2% of our total loan portfolio. We underwrite these loans based on our review of creditworthiness of the borrower, including credit scores, and the value of the collateral, for which we hold a security interest under Indiana law.

Manufactured home loans are higher risk than loans secured by residential real property, though this risk is reduced if the owner also owns the land on which the home is located. A small portion of our manufactured home loans involve properties on which we also have financed the land for the owner. The primary additional risk in manufactured home loans is the difficulty in obtaining adequate value for the collateral due to the cost and limited ability to move the collateral. In addition to the cost of moving a manufactured home, it is difficult for these borrowers to find a new location for their home. First-time homebuyers of manufactured homes tend to be a higher credit risk than first-time homebuyers of single-family residences, due to more limited financial resources. We attempt to work out delinquent loans with the borrower and, if that is not successful, any manufactured homes serving as collateral are repossessed and sold. At December 31, 2022, there were $93,000 in nonperforming manufactured home loans and no manufactured home properties in our other real estate owned ("OREO") or repossessed assets portfolio.

Home Equity Lending. We originate home equity loans and home equity lines of credit. We originate home equity loans and lines of credit in amounts of up to 80% of the value of the collateral, minus any senior liens on the property. Home equity lines of credit are typically originated with an adjustable rate of interest, based on the Wall Street Journal Prime Rate plus a margin. Home equity lines of credit generally have up to a ten-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the home equity line of credit matures with all moneys owed being due and payable. At December 31, 2022, home equity lines of credit totaled $2.2 million, or 1.5% of our total loan portfolio. At December 31, 2022, unfunded commitments on these lines of credit totaled $4.7 million.

Commercial and Multi-Family Real Estate Lending. We offer a variety of commercial real estate and multi-family loans. Most of these loans are secured by commercial income-producing properties, including retail centers, multi-family apartment buildings, warehouses, and office buildings located in our market area. At December 31, 2022, commercial and multi-family loans totaled $56.9 million, or 38.9% of our total loan portfolio.

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

Historically, loans secured by commercial and multi-family properties generally involve different credit risks than one-to-four family properties, including the fact they cannot be sold as easily on the secondary market. These loans typically involve larger balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family loans also expose a lender to greater credit risk than loans secured by one-to-four family because the collateral securing these loans typically cannot be sold as easily as one-to-four family. In addition, some of our commercial and multi-family loans are not fully amortizing and contain large balloon payments upon maturity. Balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our largest single commercial and multi-family borrowing relationship at December 31, 2022, totaled $5.1 million and is collateralized by commercial real estate properties. At December 31, 2022, this loan was performing in accordance with its repayment terms.

Construction Lending. We originate construction loans secured by single-family residences and commercial and multi-family real estate. We also originate land and lot loans, which are secured by raw land or developed lots on which the borrower intends to build a residence, and land acquisition and development loans. At December 31, 2022, our construction loans, including land and lot loans and land acquisition and development loans totaled $7.8 million, or 5.4% of our total loan portfolio. At December 31, 2022, unfunded construction loan commitments totaled $5.6 million.

We originate construction loans to individuals and contractors for the construction and acquisition of personal residences whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2022, construction loans to contractors for homes that were not pre-sold totaled $752,000 and are classified as commercial real estate construction loans.

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

At December 31, 2022, residential construction mortgage loans to individuals totaled $1.2 million. Before making a commitment to fund a residential construction loan, we require an appraisal of the subject property by an independent licensed appraiser. During the construction phase, we make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors or borrowers as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Loan proceeds are disbursed after inspection based on the percentage of completion method. We also require general liability, builder’s risk hazard insurance, title insurance (loans in excess of $500,000), and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) on all construction loans.

We also originate developed lot and land loans to individuals intending to construct in the future a residence on the property. We will generally originate these loans in an amount up to 80% of the lower of the purchase price or appraisal. These lot and land loans are secured by a first lien on the property and have a fixed rate of interest with an initial term of five years or less and a maximum amortization of 20 years. At December 31, 2022, we had five lot and land loans to individuals totaling $205,000.

We make land acquisition and development loans to experienced home builders or residential lot developers in our market area. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised market value upon completion of the project. We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral. Development plans are required from developers prior to making the loan. Our loan officers are required to personally visit the proposed site of the development. We require that developers maintain adequate insurance coverage. Land acquisition and development loans generally are originated with a loan term up to 24 months, have adjustable rates of interest based on the Wall Street Journal Prime Rate and require interest only payments during the term of the loan. Development loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant. We also require these loans to be paid on an accelerated basis as the lots are sold, so that we are repaid before all the lots are sold. At December 31, 2022, we had $4.1 million in land acquisition and development loans within our commercial real estate and construction loan portfolios. At December 31, 2022, our largest land acquisition and development relationship consisted of one loan totaling $1.4 million, secured by single family residential lots located in our market area. At December 31, 2022, this loan relationship was performing in accordance with its repayment terms. At December 31, 2022, unfunded loan commitments related to land acquisition and development totaled $2.5 million.

We also offer commercial and multi-family construction loans. These loans are underwritten with construction financing for up to 12 months under terms similar to our residential construction loans. On completion of the construction period the loan by its terms converts to a permanent commercial real estate loan with terms similar to our other permanent commercial and multi-family real estate loans. At December 31, 2022, we had $6.7 million in commercial and multi-family construction loans.

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

We make loans on new and used automobiles. Our automobile loan portfolio totaled $884,000 at December 31, 2022, or 42.6% of our consumer loan portfolio and 0.6% of our total loan portfolio. Automobile loans may be written for a term of up to 72 months and have fixed rates of interest. Loan-to-value ratios are generally up to 100% of the purchase price for qualified borrowers if the Fair Isaac Corporation (“FICO”) credit score is 700 or greater of either the borrower or co-borrower and the debt-to-income ratio is 35% or less. Borrowers who do not meet these criteria but still qualify in accordance with our underwriting guidelines may borrow up to 80% of the purchase price. We follow our internal underwriting guidelines in evaluating automobile loans, including credit scoring, verification of employment, reviewing debt-to-income ratios and valuation of the underlying collateral.

Our consumer loans also include loans secured by new and used manufactured homes not considered permanent dwellings, new and used boats, motorcycles and recreational vehicles, loans secured by deposits and unsecured personal loans, all of which, at December 31, 2022, totaled $1.2 million or 57.4% of our consumer loan portfolio and 0.8% of our total loan portfolio. These loans typically have terms from five to ten years depending on the collateral and loan-to-value ratios up to 80% and have either fixed or adjustable interest rates.

Our unsecured consumer loans have either a fixed rate of interest generally for a maximum term of 36 months, or are revolving lines of credit of generally up to $25,000. At December 31, 2022, there were no outstanding loans or unfunded commitments for unsecured consumer lines of credit.

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

Commercial Business Lending. At December 31, 2022, commercial business loans totaled $14.7 million, or 10.0% of our total loan portfolio. Substantially all of our commercial business loans have been to borrowers in our market area. Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance commercial vehicles and equipment. Approximately $634,000 of our commercial business loans at December 31, 2022 were unsecured. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally require personal guarantees on both our secured and unsecured commercial business loans. Nonetheless, commercial business loans are believed to carry higher credit risk than residential mortgage loans.

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

Lending Authority. Both our President and Chief Executive Officer (“CEO”) and Executive Vice President and Senior Loan Officer may individually approve unsecured loans up to $100,000 and all types of secured loans up to $200,000. The Lending Group, consisting of the CEO and Senior Loan Officer, may collectively approve unsecured loans up to $150,000 and all types of secured loans up to $1.0 million. All approvals by the Lending Group must be ratified by the Directors’ Loan Committee. The Directors’ Loan Committee approves unsecured loans up to $500,000 and secured loans up to $2.0 million. Any loans over the Directors’ Loan Committee limit must be approved by the full board of directors. All loan policy exceptions must be approved by the Directors’ Loan Committee, the Lending Group, the CEO or the Senior Loan Officer up to the committee’s, Lending Group’s, CEO’s or Senior Loan Officer’s lending authority. All policy exception loans of $10,000 or more must be reported to the board of directors within 45 days.

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

Delinquent Loans

Nonperforming Assets. The table below sets forth the recorded investment amounts and categories of nonperforming assets in our loan portfolio. Loans are placed on nonaccrual status when the collection of principal and/or interest become doubtful or when the loan is more than 90 days past due. Foreclosed assets include assets acquired in settlement of loans. We had no accruing loans 90 days or more delinquent for the periods reported.

	December 31,
	2022	2021	2020	2019	2018

	(Dollars in thousands)
Non-accruing loans
Real estate loans
One-to-four family residential	$732	$735	$1,160	$947	$978
Multi-family residential	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial real estate	—	15	96	235	313
Commercial real estate construction	—	—	—	—	—
Total real estate loans	732	750	1,256	1,182	1,291

Commercial business loans	—	—	—	—	4

Consumer loans	—	3	—	—	—
Total non-accruing loans	732	753	1,256	1,182	1,295

Foreclosed real estate
One-to-four family residential	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total foreclosed real estate	—	—	—	—	—

Repossessed automobiles, recreational vehicles	—	—	—	—	—

Total nonperforming assets	$732	$753	$1,256	$1,182	$1,295

Total nonperforming assets as a percentage of total assets	0.3%	0.3%	0.5%	0.6%	0.6%

Troubled debt restructured loans (excluding those on nonaccrual status)
Real estate loans
One-to-four family residential	$298	$306	$329	$484	$879
Commercial real estate	125	155	185	365	439
Total real estate loans	423	461	514	849	1,318

Commercial business loans	279	328	382	412	467

Consumer loans	—	—	—	—	—

Total	$702	$789	$896	$1,261	$1,785

For the year ended December 31, 2022, total interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $38,000, all of which was excluded from interest income for the year ended December 31, 2022.

Troubled Debt Restructured Loans. Troubled debt restructurings, which are accounted for under Accounting Standards Codification (“ASC”) 310-40, are loans which have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans. Such modifications to loan terms may include a lower interest rate, a reduction in principal, or a longer term to maturity. At December 31, 2022 and 2021 we had a recorded investment of $702,000 and $789,000, respectively, of loans that were classified as troubled debt restructurings and still on accrual. Included in nonperforming loans at December 31, 2022 and 2021 were troubled debt restructured loans of $85,000 and $101,000 respectively.

Foreclosed Assets. We owned no OREO or other repossessed assets at December 31, 2022.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2022, we had classified a recorded investment of $732,000 of our assets as substandard, which represented a variety of outstanding loans. Classified assets totaled $732,000, or 2.2% of our equity capital and 0.3% of our assets at December 31, 2022 and $976,000, or 2.1% of our equity capital and 0.4% of our assets at December 31, 2021. We had $3.4 million of our assets classified as special mention at December 31, 2022 and $87,000 classified as special mention as of December 31, 2021.

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

Our allowance for loan losses totaled $1.7 million, representing 1.2% of total loans at December 31, 2022 and $1.5 million and 1.2%, respectively, at December 31, 2021. Specific valuation reserves totaled $35,000 and $40,000 at December 31, 2022 and 2021, respectively.

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

The following table sets forth an analysis of our allowance for loan losses at the dates indicated:

	December 31,
	2022	2021	2020	2019	2018

	(Dollars in thousands)
Balance at beginning of period	$1,523	$1,589	$1,498	$1,504	$1,723
Charge-offs:
One-to-four family residential	3	6	14	58	182
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	21	21	—	2
Consumer	19	13	18	17	16
Total charge-offs	22	40	53	75	200

Recoveries:
One-to-four family residential	51	46	4	48	162
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	1
Commercial real estate	—	—	—	—	—
Commercial business	—	42	—	—	2
Consumer	5	6	8	9	16
Total recoveries	56	94	12	57	181
Net recoveries (charge-offs)	34	54	(41)	(18)	(19)
Provision (credit) for loan losses	135	(120)	132	12	(200)
Balance at end of period	$1,692	$1,523	$1,589	$1,498	$1,504

Net charge-offs during the period as a percentage of average loans outstanding during the period	—%	—%	—%	—%	—%

Net charge-offs (recoveries) during the period as a percentage of average nonperforming assets	(4.6)%	(5.4)%	3.4%	1.5%	1.1%

Allowance as a percentage of nonperforming assets	231.1%	202.3%	126.5%	126.7%	116.1%
Allowance as a percentage of total loans (end of period)	1.2%	1.2%	1.4%	1.2%	1.2%

The recorded investment in nonperforming loans decreased to $732,000 at December 31, 2022 from $753,000 at December 31, 2021. The allowance for loan losses as a percentage of total loans was 1.2% at both December 31, 2022 and 2021.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
			Percent of			Percent of			Percent of			Percent of			Percent of
		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In		Percent of	Loans In
		Allowance	Category		Allowance	Category		Allowance	Category		Allowance	Category		Allowance	Category
	2022	To Total	To Total	2021	To Total	To Total	2020	To Total	To Total	2019	To Total	To Total	2018	To Total	To Total
	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans	Amount	Loans	Loans

	(Dollars in thousands)
Allocated at end of period to:
One-to-four family residential	$705	0.5%	44.3%	$873	0.7%	51.6%	$992	0.9%	57.6%	$955	0.8%	57.4%	$1,012	0.8%	62.9%
Multi-family residential	86	0.1	5.7	102	0.1	7.6	98	0.1	7.8	83	0.1	7.4	59	—	5.5
Construction	18	—	5.4	25	—	2.4	55	—	2.5	44	—	2.6	48	—	4.0
Commercial real estate	650	0.5	33.2	363	0.3	29.5	306	0.3	26.3	289	0.2	25.9	259	0.2	21.3
Commercial business	199	0.1	10.0	127	0.1	7.1	113	0.1	4.5	102	0.1	5.2	98	0.1	4.6
Consumer	34	—	1.4	33	—	1.8	25	—	1.3	25	—	1.5	28	—	1.7
Total	$1,692	1.2%	100.0%	$1,523	1.2%	100.0%	$1,589	1.4%	100.0%	$1,498	1.2%	100.0%	$1,504	1.1%	100.0%

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

As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. At December 31, 2022, we owned $1.8 million in FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock has a par value of $100, and is carried at cost.

The composition of our investment securities portfolio at December 31, 2022, excluding FHLB stock, is as follows:  Federal agency mortgage-backed securities with an amortized cost of $34.5 million and a fair value of $30.4 million, U.S. Treasury securities with an amortized cost of $9.8 million and a fair value of $9.4 million, U.S.

Government agency securities with an amortized cost of $2.0 million and a fair value of $1.8 million and municipal bonds with an amortized cost of $73.4 million and a fair value of $63.7 million.

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

Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and the fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).

At December 31, 2022, we held no investment securities for which declines in value are considered other-than-temporary. It is more likely than not that we will not be required to sell the securities before anticipated recovery of the remaining amortized cost basis. We closely monitor our investment securities for changes in credit risk. If market conditions deteriorate and we determine our holdings of these or other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2022, our securities portfolio did not contain securities of any issuer with an aggregate carrying value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2022		2021		2020
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Securities available for sale:
U.S. Treasury securities	$9,840	$9,439	$—	$—	$—	$—
U.S. Government agency obligations	1,996	1,813	—	—	—	—
Municipal obligations	73,442	63,716	68,366	71,662	62,497	66,445
Mortgage-backed	34,490	30,383	36,137	35,631	37,682	38,011
Total available for sale	119,768	105,351	104,503	107,293	100,179	104,456

Securities held to maturity:
Mortgage-backed	17	17	21	21	31	31
Total held to maturity	17	17	21	21	31	31

Restricted equity securities:
Federal Home Loan Bank stock	1,778	1,778	778	778	778	778

Total securities	$121,563	$107,146	$105,302	$108,092	$100,988	$105,265

Maturity of Securities

The composition and contractual maturities of our investment portfolio at December 31, 2022, excluding Federal Home Loan Bank stock, are indicated in the following table. Weighted average yields on tax exempt securities are presented on a taxable-equivalent basis using a federal marginal tax rate of 21%. Certain mortgage-backed securities, including collateralized mortgage obligations, have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

			More than One Year to		More than Five Years to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$—	—%	$9,439	1.91%	$—	—%	$—	—%	$9,439	1.91%
U.S. Government agency obligations	—	—%	—	—%	1,813	2.92%	—	—%	1,813	2.92%
Municipal obligations	2,240	1.89%	4,623	2.75%	3,479	3.72%	53,374	3.20%	63,716	3.15%
Mortgage-backed securities	232	1.53%	313	4.41%	2,883	3.52%	26,955	1.98%	30,383	2.14%
Total available for sale	$2,472	1.86%	$14,375	0.98%	$8,175	2.79%	$80,329	2.79%	$105,351	2.54%

Securities held to maturity:
Mortgage-backed securities	$—	—%	$—	—%	$11	3.41%	$6	5.59%	$17	4.24%
Total held to maturity	$—	—%	$—	—%	$11	3.41%	$6	5.59%	$17	4.24%

Sources of Funds

General. Our sources of funds are primarily deposits, borrowings, payments of principal and interest on loans and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings accounts, money market deposit accounts, demand accounts and certificates of deposit. We solicit deposits primarily in our market area; however, at December 31, 2022, approximately 6.0% of our deposits were from persons outside the state of Indiana. As of December 31, 2022, core deposits, which we define as our non-certificate or non-time deposit accounts, represented approximately 71.4% of total deposits, compared to 78.2% as of December 31, 2021. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits and we expect to continue these practices in the future.

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

We are a public funds depository and as of December 31, 2022, we had $15.6 million in public funds. These funds consisted of $4.9 million in certificates of deposit and savings accounts and $10.7 million in checking accounts at December 31, 2022.

	December 31,
	2022			2021		2020
		Percent	Increase/		Percent		Percent
	Amount	of Total	(Decrease)	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Noninterest bearing checking	$28,232	13.7%	$(370)	$28,602	14.5%	$25,939	14.9%
Interest bearing checking	60,828	29.6	3,834	56,994	29.0	51,522	29.6
Savings and money market	58,212	28.2	(10,191)	68,403	34.7	52,779	30.3
Time deposits:
Maturing:
Within one year	33,032	16.0	11,691	21,341	10.8	22,610	13.0
After one year, but within two years	15,989	7.8	6,231	9,758	5.0	9,809	5.6
After two years, but within five years	9,771	4.7	(2,000)	11,771	6.0	11,454	6.6
Maturing thereafter	—	—	(15)	15	—	—	—
Total(1)	$206,064	100.0%	$9,180	$196,884	100.0%	$174,113	100.0%
(1)	Includes $5.0 million in brokered deposits as of December 31, 2022.

Jumbo Certificates

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2022. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Total
(In thousands)
Three months or less	$2,820
Over three through six months	4,633
Over six through twelve months	6,409
Over twelve months	13,755
Total	$27,617

Deposit Maturities

The following table sets forth the amount and maturities of time deposits categorized by rates at December 31, 2022.

	Amount due
		After 1 Year	After 3 Years
		Through 3	Through 5	After 5		Percent
	Within 1 year	Years	Years	Years	Total	of Total

	(Dollars in thousands)
0.00 - 0.99%	$10,638	$7,176	$3,786	$—	$21,600	36.7%
1.00 - 1.99%	12,697	3,867	1,545	—	18,109	30.8%
2.00 - 2.99%	9,697	9,386	—	—	19,083	32.5%
Total certificates of deposit	$33,032	$20,429	$5,331	$—	$58,792	100.0%

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

We are a member of the FHLB of Indianapolis, which is part of the FHLB System. The eleven regional FHLBs provide a central credit facility for their member institutions. We may use advances from the FHLB of Indianapolis to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2022, we had $21.0 million of available borrowing capacity with the FHLB. On June 27, 2019, the Company borrowed $10.0 million from the FHLB bearing an interest rate of 1.73% with a scheduled maturity date of June 27, 2024. On June 27, 2022, the FHLB exercised its put option on this advance. As of December 31, 2022, total borrowings with the FHLB consisted of $29.0 million in a short-term borrowing bearing an interest rate of 4.21% and a term of seven days. In addition, on April 13, 2022, the Company began utilizing a $5.0 million line of credit from the FHLB. As of December 31, 2022, the Company did not have an outstanding balance on the line of credit. Average short-term borrowings have not exceeded 30% of stockholders’ equity in the past two years.

The following table sets forth certain information concerning the Company’s borrowings for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Maximum amounts of FHLB advances outstanding at any month end	$32,500	$10,000	$11,000
Average FHLB advances outstanding	22,234	10,014	10,005
Weighted average rate on FHLB advances	2.56%	1.60%	1.60%
Maximum amounts of FRB borrowings outstanding at any month end	$—	$—	$—
Balance outstanding at end of period:
FHLB advances	$29,000	$10,000	$11,000

Taxation

For details regarding the Company’s taxes, see Note 10 of the Notes the Consolidated Financial Statements contained in Item 8 of this report.

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

Mid-Southern Investments, Inc. was formed in 2017 to invest in general market municipal bonds, rather than bank qualified municipal bonds which, although tax advantaged, may not have the yield we seek. Our capital investment in Mid-Southern Investments as of December 31, 2022 was $60.0 million which was within the OCC limitations.

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

We attract our deposits through our branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent data provided by the FDIC, there are approximately 40 commercial banks and savings institutions operating in the Louisville/Jefferson County, KY-IN MSA and nine commercial banks and savings institutions in Lawrence and Orange counties of Indiana. Based on the most recent branch deposit data provided by the FDIC, our share of deposits in the Louisville/Jefferson County, KY-IN MSA was approximately 0.25%. The five largest financial institutions in that area have 71.35% of those deposits. In addition, our share of deposits in Lawrence, Orange and Washington counties was the largest in the three-county area at 17.7%, with the five largest institutions in the three-county area having 66.0% of the deposits.

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

All federal savings institutions are required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries. The Bank’s OCC assessment for the fiscal year ended December 31, 2022 was $71,000.

The Bank’s general permissible lending limit for loans to one borrower is generally equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2022, the Bank’s lending limit under this restriction was $6.4 million. We have no loans in excess of our lending limit.

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

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank was required to maintain a CBLR ratio of 9.0% in 2022 and 8.5% in 2021.

As of December 31, 2022, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For additional information, see Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Prompt Corrective Action. An institution is considered adequately capitalized if it meets the minimum capital ratios described above. The OCC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution’s degree of undercapitalization. Subject to a narrow exception, the OCC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. OCC regulations also require that a capital restoration plan be filed with the OCC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. Significantly undercapitalized and critically undercapitalized institutions are subject to more extensive mandatory regulatory actions. The OCC also can take a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. An institution that is not well-capitalized is subject to certain restrictions on deposit rates and brokered deposits. At December 31, 2022, the Bank met the regulatory requirements described above under “Capital Requirements” to be considered well-capitalized.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each of which serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Other Sources of Funds – Borrowings.” As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2022, the Bank held $1.8 million in FHLB stock, which was in compliance with this requirement. During the year ended December 31, 2022, the Bank purchased $1.1 million

FHLB stock. In February 2022, the FHLB announced a repurchase of approximately $152.2 million in par value of its stock from member and former member shareholders in accordance with its capital plan. The repurchase was calculated on a pro rata basis according to each shareholder’s excess stock holdings as of January 31, 2022. As a result, the FHLB repurchased $57,000 of its common stock from the Bank during the year ended December 31, 2022.

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

Federal Deposit Insurance Corporation. The DIF of the FDIC insures deposits in the Bank up to $250,000 per separately insured deposit ownership right or category. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the fiscal year ended December 31, 2022 were $71,000.

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

Any institution that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter, and a savings and loan holding company of such an institution may become regulated as a bank holding company. As of December 31, 2022, the Bank met the QTL test.

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

Capital Requirements. For a savings and loan holding company, such as the Company, the capital regulations apply on a consolidated basis. The Act raised the maximum amount of consolidated assets a qualifying holding company may have to $3 billion under the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” pursuant to which the Company is generally not subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. A major result of this change is to exclude most such holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve made this change effective August 30, 2019. The Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2022, the Company would have exceeded all regulatory requirements. See “Federal Regulation of Savings Institutions – Capital Requirements” above.

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

Information about our Executive Officers

The following table sets forth certain information regarding the executive officers of the Company and its subsidiaries:

Name	Age(1)	Position
Alexander G. Babey	54	President and Chief Executive Officer, Mid-Southern Bancorp, Inc. and Mid-Southern Savings Bank, FSB
James (Jimmy) O. King, III	49	Executive Vice President and Senior Loan Officer, Mid-Southern Savings Bank, FSB
Erica B. Schmidt	44	Executive Vice President and Chief Financial Officer, Mid-Southern Savings Bank, FSB
Robert W. DeRossett	53	Chief Financial Officer, Mid-Southern Bancorp, Inc.
(2)	At January 1, 2023

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

A significant portion of our loans are commercial real estate, multi-family, construction, commercial, business loans and consumer loans, which carry greater credit risk than loans secured by owner occupied one-to-four family real estate.

At December 31, 2022, commercial real estate and multi-family loans totaled $56.9 million, or 38.9%, commercial real estate construction loans totaled $6.7 million, or 4.6% (excluding unfunded loan commitments of $4.7 million) of our loan portfolio, commercial business loans totaled $14.7 million, or 10.0%, and consumer loans totaled $2.1 million, or 1.4%, of our total loan portfolio. We continue to focus on commercial and business loans as well as consumer loans, and we intend to continue to originate commercial real estate and multi-family loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, multi-family, construction and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one-to-four family real estate. These loans, as well as consumer loans, also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2022, $64.7 million, or 44.3% of our total loan portfolio, was secured by one-to-four family real estate, including home equity lines of credit of $2.2 million. One-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market in our market areas may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. A deterioration in economic conditions, declines in the volume of real estate sales and/or the sales prices or elevated unemployment rates in our market areas may result in higher rates of delinquencies, default and losses on our residential loans.

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

As of December 31, 2022, approximately $130.8 million, or 89.5%, of our total loans were to individuals and/or secured by properties located in our primary market area of the Louisville-Jefferson County MSA, plus Lawrence and Orange counties in Indiana. As a result, our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in our market area. Because our business is concentrated in this area, adverse economic, regulatory, demographic or other developments that are limited to this area may have a disproportionately greater effect on us than they would have if we did business in markets outside that particular geographic area. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans.

The soundness of other financial institutions may adversely affect our business.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk and losses in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.

In March 2023, the FDIC took control and was appointed receiver of two banks, in each case due primarily to liquidity concerns. As of March 17, 2023, we did not have any direct exposure to these banks. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Difficult market conditions have adversely affected the industry in which we operate.  Volatility in financial markets and the economy may have materially adverse effects on our liquidity and financial condition.

The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios, and the related bank runs resulting in the takeover by the FDIC of two banks in March 2023, have caused a current state of volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. The volatility resulting from the failures of these two banks has particularly impacted the price of securities issued by financial institutions, including ours.

If such levels of financial market and economic disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect our liquidity, financial condition, and profitability.  While we are unable to predict the full impact of this turmoil, it is likely to result in among other things, increased regulatory pressures, which could have material adverse effects on our business, results of operations, financial condition and growth prospects.

We may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on a number of factors, including regulatory capital levels, asset growth and asset quality. Promptly following the recent failures of two banks in March 2023, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors in the two failed banks are made whole, at no cost to taxpayers. We anticipate that the FDIC will impose special assessments on all banks in order to replenish the DIF. We generally are unable to control the amount of premiums or special assessments that we are required to pay for FDIC insurance. Any special assessments or future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the results of our operations and financial condition.

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

A sustained increase in market interest rates could adversely affect our earnings. The Federal Reserve made aggressive interest rate actions during 2022 in an effort to tame inflation which has reached its highest levels in decades. Beginning 2022 at a range of 0.00% to 0.25%, the Federal Funds Target Rate (“FFTR”) was subsequently increased a cumulative 425 bps during the year, bringing it a range of 4.25% to 4.50% as of December 31, 2022. The current economic environment outlook suggests continued interest rate action from the Federal Reserve in 2023 and prospects of a continuing rising rate environment. Pricing pressure and competition for both loans and deposits, changing levels of liquidity within the banking system and the possibility of a more severely inverted yield curve could continue to place pressure on our net interest income.

A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings. An increasing percentage of our deposits have been comprised of certificates of deposit and other deposits yielding no or a relatively low rate of interest having a shorter duration than our assets. At December 31, 2022, we had $33.0 million in certificates of deposit that mature within one year and $28.2 million in noninterest-bearing demand deposits. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, a substantial amount of our home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard referred to as Current Expected Credit Loss (“CECL”), which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is applicable to us as an emerging growth company, for fiscal years beginning after December 15, 2022 and for interim reporting periods beginning after December 15, 2022. It is estimated that the allowance for credit losses and off-balance sheet reserve at the time of adoption will increase by approximately $350,000 to $750,000 in total, with the increase being offset by a charge to retained earnings, net of deferred taxes. Adoption of the standard is not expected to have a material impact on the available-for-sale or held-to-maturity investment portfolios. The ultimate impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions and composition of our loans, along with other management judgements. The transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these items, specifically the economic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon adoption of CECL. The federal banking regulators, including the Federal Reserve, OCC and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Impairment of our investment securities could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the decline in market value was affected by macroeconomic conditions and whether we have the intent to sell the security or will be required to sell the security before its anticipated recovery. During years ended December 31, 2022 and 2021, we did not recognize any non-cash OTTI charges. There can, however, be no assurance that future declines in market value of our investment securities will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, we had our main office that includes a full-service branch, two full-service branches and two loan production offices with an aggregate net book value of $2.2 million. All of our offices are owned except for the loan production offices which we lease. The operating leases require us to pay property taxes and operating expenses on the properties. See also Note 7 of the Notes to Consolidated Financial Statements for additional information. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current customers and to attract new customers in subsequent years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2022, there were 3,565,430 shares of Company common stock issued and 2,885,039 shares of the Company common stock outstanding, 274 stockholders of record and an estimated 487 holders in nominee or “street name.” The common stock of the Company is traded on the Nasdaq Capital Market under the symbol “MSVB.”

Our cash dividend payout policy is reviewed regularly by management and the board of directors. Our board of directors has declared quarterly cash dividends on our common stock for seventeen consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchase

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s board of directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5.0% of the outstanding shares at that time. On November 17, 2021, the Company announced that its board of directors authorized an expansion of the repurchase program, permitting the Company to purchase an additional 150,000 shares of its common stock. As of December 31, 2022, the Company had purchased 280,903 shares of its common stock under the August 2020 repurchase program and paid an average price per share of $14.07. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

On August 3, 2021, pursuant to authorization by its board of directors, the Company repurchased 138,518 shares of its common stock at a purchase price of $18.00 per share in a private transaction.  The repurchase was in addition to the previously announced stock repurchase program entered into on August 31, 2020.

During the three months ended December 31, 2022, there were no repurchases of our outstanding common shares. The maximum number of shares that may yet be purchased under the current program is 173,097.

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

Our strategic plan targets individuals, small and medium size businesses in our market area for loan and deposit growth. In pursuit of these goals, and while managing the size of our loan portfolio, we focused on including a significant amount of commercial business and commercial and multi-family loans in our portfolio. A significant portion of these commercial and multi-family and commercial business loans have adjustable rates, higher yields or shorter terms and higher credit risk than traditional fixed-rate mortgages. Our commercial loan portfolio (commercial and multi-family real estate, commercial construction and commercial business loans) increased to $78.2 million, or 53.5% of our total loan portfolio at December 31, 2022, from $56.5 million or 45.5% of our total loan portfolio, at December 31, 2021. The impact of additional commercial and multi-family, commercial construction and commercial business loans has had a positive impact on our interest income and has helped to further diversify our loan portfolio mix. At December 31, 2022, our commercial real estate and commercial real estate construction portfolios totaled $55.3 million, which represents a 44.3% increase since December 31, 2021. At December 31, 2022, our commercial business loans were $14.7 million, which represents a 66.7% increase since December 31, 2021.

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

Business Strategy

We intend to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our current executive management team is comprised of individuals with strong banking backgrounds. Erica B. Schmidt, the Bank’s Executive Vice President and Chief Financial Officer, joined Mid-Southern Savings Bank in 2005. In December 2013, Alexander G. Babey joined Mid-Southern Savings Bank as Executive Vice President and Chief Credit Officer, and we appointed him as our President and Chief Executive Officer in October 2016. On August 13, 2021, Frank (Buzz) Benson, III announced his retirement as Executive Vice President and Senior Loan Officer, effective January 1, 2022. On October 27, 2021, James (Jimmy) O. King, III was hired to replace

Mr. Benson as Executive Vice President and Senior Loan Officer of the Bank. The management team has worked to revise our business strategy and position Mid-Southern Savings Bank for future growth and profitability.

Our current business strategy consists of the following:

●	Continuing to emphasize the origination of one-to-four family residential mortgage loans. We have been and will continue to be a significant one-to-four family residential mortgage lender to borrowers in our market area. As of December 31, 2022, $64.7 million, or 24.1%, of our total assets consisted of one-to-four family residential mortgage loans. We historically have held all of our loan originations, including our fixed-rate one-to-four family residential mortgage loans, in our loan portfolio, however, beginning in October 2019 we began brokering one-to-four family residential mortgage loans.
●	Increasing commercial and multi-family real estate and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to repricing, our new management team began to increase our commercial and multi-family real estate and commercial business loan portfolios while maintaining what we believe are conservative underwriting standards. We focus our commercial lending to small businesses located in our market area, targeting owner occupied businesses such as manufacturers and professional service providers. Our commercial and multi-family real estate and commercial business loan portfolios were $56.9 million and $14.7 million, respectively, at December 31, 2022.
●	Increasing our lower-cost core deposits. NOW, Demand, savings and money market accounts are a lower cost source of funds than certificates of deposit, and we have made a concerted effort to increase these lower-cost transaction deposit accounts. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We also offer the convenience of technology-based products, such as bill pay, internet and mobile banking.
●	Managing credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing assets to total assets ratio was 0.3% at both December 31, 2022 and 2021. At December 31, 2022, we had a recorded investment of $732,000 of non-performing one-to-four family residential loans.
●	Growing organically and through opportunistic branch acquisitions. We expect to consider both organic growth as well as acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. We expect to focus our growth in our primary market areas and Louisville, Kentucky. We will consider expanding our branch network through the acquisition of other financial institutions, opening of additional branches or loan production offices or the acquisition of branches if the right opportunity occurs.

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

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the balance sheet and it is recorded as a reduction of loans. The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Cash and Cash Equivalents. At December 31, 2022 and 2021, cash and cash equivalents totaled $5.7 million and $16.4 million, respectively. Cash and cash equivalents decreased due primarily to increases in loans receivable and purchases of investment securities available for sale, partially offset by increases in deposits, net FHLB borrowings and operating activities. We have focused on investing excess liquidity in higher yielding loans and investment securities in an effort to increase net interest income.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multi-family residential loans, commercial business loans, commercial real estate loans and construction loans. To a lesser extent, we originate consumer loans. As part of our effort to increase our business lending and diversify the loan portfolio, we opened loan production offices in New Albany, Indiana in August 2016 and in Louisville, Kentucky in March 2021. Net loans receivable increased $21.8 million, or 17.8%, to $144.4 million at December 31, 2022 from $122.6 million at December 31, 2021. The increase in net loans receivable was due primarily to increases in commercial real estate, commercial business loans and commercial real estate construction loans.

One-to-four family residential loans comprise the largest segment of our loan portfolio. At December 31, 2022, these loans totaled $64.7 million, or 44.3% of total loans, compared to $64.1 million, or 51.6% of total loans, at December 31, 2021. The Bank originates both fixed- and adjustable-rate one-to-four family residential loans. We have recently increased our efforts to originate adjustable-rate one-to-four family residential loans and originated $16.1 million and $13.7 million of adjustable-rate loans in 2022 and 2021, respectively. Management intends to continue its focus on offering adjustable-rate mortgage loans at attractive rates.

Multi-family residential mortgage loans totaled $8.3 million, or 5.7% of total loans, at December 31, 2022 compared to $9.4 million, or 7.6% of total loans at December 31, 2021. We continue our effort to originate this type of loan.

Commercial real estate loans totaled $48.6 million, or 33.2% of total loans, at December 31, 2022 compared to $36.7 million, or 29.5% of total loans, at December 31, 2021. During 2022 and 2021, we originated $18.5 million and $15.1 million, respectively, of commercial real estate loans with an emphasis on adjustable-rate loans.

Our construction loan portfolio consists of residential and commercial construction loans. Construction loans totaled $7.8 million, or 5.4% of total loans (excluding unfunded construction loan commitments of $5.6 million), at December 31, 2022, compared to $3.0 million, or 2.4% of total loans (excluding unfunded construction loan commitments of $4.7 million), at December 31, 2021. Commercial construction loan originations increased to $11.2 million during 2022 from $3.3 million in 2021.

Commercial business loans totaled $14.7 million, or 10.0% of total loans at December 31, 2022, compared to $8.8 million, or 7.1% of total loans, at December 31, 2021. During 2022 and 2021, we originated commercial business loans of $2.3 million and $8.9 million, respectively.

Consumer loans totaled $2.1 million, or 1.4% of total loans at December 31, 2022, compared to $2.2 million, or 1.8% of total loans, at December 31, 2021. Originations of consumer loans were $1.2 million in 2022 compared to $1.8 million in 2021.

Securities Available for Sale. Our available for sale securities portfolio consists primarily of U.S. government securities, U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Available for sale securities decreased by $1.9 million, or 1.8%, to $105.4 million at December 31, 2022 from $107.3 million at December 31, 2021. Investment securities decreased due primarily to a $17.2 million decrease in the unrealized gain on available for sale securities and $10.3 million from scheduled principal payment and maturities of mortgage-backed and tax-exempt securities, partially offset by the purchase of $26.0 million of available for sale securities. At December 31, 2022, our investment in municipal obligations was $63.7 million compared to $71.7 million at December 31, 2021.

Securities Held to Maturity. Our held to maturity securities portfolio consists primarily of U.S. government agency mortgage-backed securities. Held to maturity securities decreased $4,000 for the year ended December 31, 2022. The decrease during 2022 was due to principal repayments on mortgage-backed securities. We have not purchased investment securities as held to maturity during the past three years.

Premises and Equipment. Premises and equipment were $2.2 million and $2.0 million at December 31, 2022 and 2021, respectively. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further information.

Other Assets. Other assets increased $4.5 million to $4.7 million at December 31, 2022 from $243,000 at December 31, 2021 primarily due to an increase in the net deferred tax asset during 2022.

Deposits. Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits increased $9.2 million or 4.7%, during the year ended December 31, 2022, primarily as a result of increases in interest-bearing accounts.

Borrowings. On June 27, 2019, the Company borrowed $10.0 million from the FHLB bearing an interest rate of 1.73% with a scheduled maturity date of June 27, 2024. On June 27, 2022, the FHLB exercised its put option on this advance. As of December 31, 2022, the Company borrowed $29.0 million in a short-term fixed-rate bullet loan from the FHLB, bearing an interest rate of 4.21% and which matured on January 4, 2023. In addition, on April 13, 2022, the Company began utilizing a $5.0 million line of credit from the FHLB, and as of December 31, 2022, the Company did not have an outstanding balance on the line of credit.

Stockholders’ Equity. Stockholders’ equity decreased $13.2 million to $33.3 million at December 31, 2022 from $46.5 million at December 31, 2021. The decrease was due primarily to the repurchase of 154,486 shares of our common stock at a total cost of $2.2 million or an average cost of $14.30 per share and a decrease in accumulated other comprehensive income, net of tax, of $12.9 million due primarily to decreases in the fair value of available-for-sale investments, partially offset by net income of $1.9 million, less dividends of $492,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities respectively, for the periods presented. Average balances are calculated using daily balances. Nonaccrual loans are included in average daily balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and investment securities has been calculated on a taxable-equivalent basis using a federal marginal tax rate of 21% for the years ended December 31, 2022, 2021 and 2020. Weighted average yields for tax exempt loans and investment securities at December 31, 2022 have been calculated on a taxable-equivalent basis using a federal marginal tax rate of 21%.

	Years Ended December 31,
	2022			2021			2020

	Average			Average			Average
	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost	Balance	Interest	Yield / Cost

	(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits with banks	$6,370	$30	0.47%	$16,331	$3	0.02%	$19,049	$60	0.31%
Loans receivable, net (taxable-equivalent basis)(1)(2)	136,766	6,046	4.42	116,659	5,255	4.50	121,467	5,562	4.58
Mortgage-backed securities	36,289	589	1.62	38,029	545	1.43	20,078	422	2.10
Other investment securities (taxable-equivalent basis)(2)	81,816	2,544	3.11	65,898	2,171	3.29	46,661	1,695	3.63
Federal Home Loan Bank stock	1,343	55	4.10	778	17	2.19	778	25	3.21
Total interest-earning assets (taxable-equivalent basis)(2)	262,584	9,264	3.53%	237,695	7,991	3.36%	208,033	7,764	3.73%

Noninterest-earning assets	1,170			10,367			9,637
Total assets	$263,754			$248,062			$217,670

Interest-bearing liabilities:
Interest-bearing checking	$62,108	26	0.04%	$57,271	24	0.04%	$43,679	35	0.08%
Savings and money market	68,634	112	0.16	62,186	94	0.15	42,981	85	0.20
Certificates of deposit	44,940	411	0.91	43,181	360	0.83	47,836	642	1.34
Total deposits	175,682	549	0.31%	162,638	478	0.29%	134,496	762	0.57%
FHLB borrowings	22,234	569	2.56	10,017	173	1.73	10,006	174	1.74
Total interest-bearing liabilities	197,916	1,118	0.56	172,655	651	0.38	144,502	936	0.65

Noninterest-bearing liabilities	28,718			27,568			22,072
Total liabilities	226,634			200,223			166,574

Total equity	37,120			47,839			51,096
Total liabilities and equity	$263,754			$248,062			$217,670
Net interest income (taxable-equivalent basis)(2)		8,146			7,340			6,828
Less: taxable-equivalent adjustment		(447)			(409)			(313)
Net interest income		$7,699			$6,931			$6,515
Net interest rate spread (taxable-equivalent basis)(2)			2.97%			2.98%			3.08%
Net interest margin (taxable-equivalent basis)(2)			3.10%			3.09%			3.28%
Average interest-earning assets to average interest-bearing liabilities			132.7%			137.7%			144.0%
(1)	Loan amount is net of deferred loan origination fees and costs, undisbursed loan funds and includes nonperforming loans.
(2)	Refer to “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” below for more information and for a reconciliation of this non-GAAP financial measure to the nearest GAAP financial measure.

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

	Years Ended December 31,
	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Net	Rate	Volume	Net

	(Dollars in thousands)
Interest income
Interest bearing deposits with banks(1)	$28	$(1)	$27	$(50)	$(7)	$(57)
Loans receivable, net	(91)	883	792	(84)	(218)	(302)
Mortgage-backed securities	67	(23)	44	(69)	192	123
Other investment securities(2)	(58)	430	372	(126)	493	367
Total interest-earning assets	(54)	1,289	1,235	(329)	460	131

Interest expense
Interest-bearing checking	—	2	2	(31)	20	(11)
Savings and money market	7	11	18	(11)	20	9
Certificates of deposit	36	15	51	(225)	(57)	(282)
FHLB borrowings	112	284	396	(1)	—	(1)
Total interest-bearing liabilities	155	312	467	(268)	(17)	(285)

Net increase (decrease) in net interest income	$(209)	$977	$768	$(61)	$477	$416
(1)	Includes interest-bearing deposits (cash) at other financial institutions.
(2)	Includes FHLB Stock.

Comparison of Operating Results Years Ended December 31, 2022 and 2021

Overview. The Company reported net income of $1.9 million ($0.69 per common share diluted) for the year ended December 31, 2022, compared to net income of $1.6 million ($0.55 per common share diluted) for the year ended December 31, 2021. The significant factors that contributed to the increase in net income for 2022 were increases in net interest income after provision for loan losses and noninterest income, partially offset by an increase in noninterest expenses.

Net Interest Income. Net interest income increased $768,000, or 11.1%, to $7.7 million for 2022 from $6.9 million for 2021 primarily as the result of increases in the average balance of and the yield earned on interest-earning assets, partially offset by an increase in the average balance of and the cost incurred from interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 132.7% for 2022 from 137.7% for 2021. The interest rate spread and the interest rate spread on a taxable-equivalent basis(1) decreased to 2.80% and 2.97% for 2022, respectively from 2.81% and 2.98% for 2021, respectively.

Total interest income increased $1.2 million, or 16.3%, to $8.8 million for 2022 from $7.6 million for 2021. The increase is primarily due to an increase in the average balance of and the yield earned on interest-earning assets. The average balance of interest-earning assets increased to $262.6 million for 2022 from $237.7 million for 2021. The average

(1) Refer to “Non-GAAP Financial Measures” and Reconciliation of Non-GAAP Financial Measures” below for more information and for a reconciliation of this non-GAAP financial measure to the nearest GAAP financial measure.

yield and the average yield on a taxable-equivalent basis(1) on interest-earning assets increased to 3.36% and 3.53% for 2022, respectively, from 3.19% and 3.36% for 2021, respectively, primarily due to higher market interest rates and a shift in the asset mix to loans from investment securities.

Interest income on loans was $6.0 million for 2022 compared to $5.2 million for 2021. The increase was due to an increase in average loans outstanding of $20.1 million, or 17.2%, to $136.8 million in 2022 from $116.7 million in 2021, partially offset by a decrease in the average yield and average yield on a taxable-equivalent basis(1) on loans receivable to 4.42% and 4.42% for 2022, respectively, from 4.50% and 4.50% for 2021, respectively.

Interest income on investment securities increased $416,000, or 17.9%, to $2.7 million for 2022 from $2.3 million for 2021, primarily due to a $14.7 million increase in the average balance of total investment securities to $119.4 million for 2022 from $104.7 million for 2021 and a six basis-point increase in the average taxable-equivalent yield on investment securities.

Interest income on interest-bearing deposits with banks increased $27,000, due primarily to an increase in the average yield to 0.48% for 2022 from 0.02% for 2021, partially offset by a decrease in the average balance of interest-bearing deposits to $6.4 million for 2022 from $16.3 million for 2021.

Total interest expense increased $467,000, or 71.7%, due to increases in the cost of interest-bearing liabilities and the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.56% for 2022 from 0.38% for 2021. The average balance of interest-bearing liabilities increased $25.3 million to $197.9 million for 2022 from $172.7 million for 2021, due primarily to increases in the average balance of total deposits and FHLB borrowings.

The Federal Reserve made aggressive rate actions during 2022, implementing multiple rate hikes in an effort to tame inflation that has reached its highest levels in decades. The FFTR was increased a total of 425 bps during 2022, beginning the year at a range of 0.00% to 0.25% and ending the year at a range of 4.25% to 4.50%. As a result, the Prime rate increased from 3.25% at the beginning of 2022 to 7.50% as of December 31, 2022, ending the year at its highest level since 2007.

Provision for Loan Losses. Based on an analysis of the factors described in “Summary of Significant Accounting Policies – Allowance for Loan Losses,” the Company recognized a provision for loan losses of $135,000 for 2022 compared to a recapture of the provision for loan losses of $120,000 for 2021. The recorded investment in non-performing loans decreased to $732,000, or 0.5% of total loans at December 31, 2022, compared to $753,000, or 1.1% of total loans at December 31, 2021. During the year ended December 31, 2022, net recoveries totaled $34,000 compared to net recoveries of $54,000 for 2021. The recorded investment in impaired loans decreased $108,000 or 7.0%, from $1.5 million at December 31, 2021 to $1.4 million at December 31, 2021.

Noninterest Income. Noninterest income increased $28,000, or 2.3%, to $1.2 million for 2022 as compared to $1.2 million for 2021. The nominal year-over-year increase in noninterest income was primarily due to increases of $82,000 in deposit account service charges, $36,000 gain in life insurance and $21,000 in ATM and debit card fee income, partially offset by $110,000 in brokered loan fees.

Noninterest Expense. Noninterest expense increased $244,000, or 3.7%, to $6.8 million for 2022 as compared to $6.6 million for 2021. The increase was due primarily to increases in data processing fees of $122,000, occupancy and equipment expenses of $52,000, marketing and business development expenses of $37,000, professional fees of $19,000, a $91,000 loss on disposal of premises and equipment and a $37,000 loss on the disposal of real estate held for sale, partially offset by decreases in compensation and benefits of $137,000.

Income Tax Expense. Income tax expense was $91,000 for 2022 compared to $67,000 for 2021 resulting from increases in pre-tax income. The effective tax rate for 2022 increased to 4.6% compared to 4.0% for 2021. See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). At December 31, 2022 and 2021, we had $111.0 million and $123.7 million, respectively, in cash and investment securities available for sale generally available for our cash needs. We can also obtain funds from borrowings, primarily FHLB advances. At December 31, 2022, we had $29.0 million in FHLB advances outstanding and the ability to borrow an additional $21.0 million in FHLB advances, subject to certain collateral requirements. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

We use our sources of funds primarily to meet ongoing commitments, pay maturing deposits and fund withdrawals, and to fund loan commitments. At December 31, 2022, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $17.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2022, totaled $33.0 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

Commitments and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Notes 14 and 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2022:

	Total	Due in
	Amounts	One
	Committed	Year

	(Dollars in thousands)
Commitments to originate loans
Fixed rate	$539	$539
Adjustable rate	1,020	1,020
Undisbursed balance of commercial and personal lines of credit	9,915	—
Undisbursed balance of commercial construction loans	4,731	—
Undisbursed balance of residential construction loans	900	—
Standby letters of credit	41	41
	$17,146	$1,600

Capital

Mid-Southern Savings Bank is subject to minimum capital requirements imposed by regulations of the OCC. Based on its capital levels at December 31, 2022, Mid-Southern Savings Bank exceeded these requirements as of that date. Consistent with our goals to operate a sound and profitable organization, our policy is for Mid-Southern Savings Bank to maintain a “well-capitalized” status under the regulatory capital categories of the OCC. Based on capital levels at December 31, 2022 Mid-Southern Savings Bank was considered to be well-capitalized. Management monitors the capital levels to provide for current and future business opportunities and to maintain Mid-Southern Savings Bank’s “well-capitalized” status. See Item 1. “Business – Regulation – Federal Regulation of Savings Institutions – Capital Requirements” and Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional details on Mid-Southern Savings Bank’s regulatory capital requirements.

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

As of December 31, 2022, the Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 15.4% compared to 16.3% as of December 31, 2021.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Mid-Southern Bancorp, Inc. was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2022, Mid-Southern Bancorp, Inc. would have exceeded all regulatory capital requirements.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases of 100, 200, and 300 basis points, our policy dictates that our Economic Value of Equity (“EVE”) ratio should not fall below 10.0%, 20.0%, and 30.0%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at December 31, 2022.

Mid-Southern Savings Bank uses an EVE interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of cash flows for on and off-balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Mid-Southern Savings Bank’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer-term re-pricing and option risk in the balance sheet. The table presented below, as of December 31, 2022, is an analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, from no change to up and down 400 basis points.

Immediate Change				Economic Value of Equity as a
In the Level	Economic Value of Equity			% of Present Value of Assets

Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change

	(Dollars in thousands)
400bps	$49,067	$(12,097)	(19.8)%	18.6%	(4.6)%
300bps	52,651	(8,513)	(13.9)	19.9	(3.2)
200bps	56,133	(5,031)	(8.2)	21.2	(1.9)
100bps	59,166	(1,998)	(3.3)	22.4	(0.8)
Static	61,164	—	—	23.2	—
(100)bps	61,580	416	0.7	23.3	0.2
(200)bps	60,470	(694)	(1.1)	22.9	(0.3)
(300)bps	57,842	(3,322)	(5.4)	21.9	(1.3)
(400)bps	58,706	(2,458)	(4.0)	22.2	(0.9)

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

Non-GAAP Financial Measures

Certain non-GAAP measures are used by management to supplement the evaluation of the Company’s performance. These measures – Net interest income (taxable-equivalent basis), yield on loans receivable (taxable-equivalent basis), yield on other investment securities (taxable-equivalent basis), yield on interest-earning assets (taxable-equivalent basis), net interest rate spread (taxable-equivalent basis) and net interest margin (taxable-equivalent basis) – include the effects of taxable-equivalent adjustments using a federal income tax rate prevalent during the relevant year to increase tax-exempt interest income to a taxable-equivalent basis. Interest income earned on certain assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments.

We believe these taxable-equivalent measures to be the preferred industry measurement of net interest income and its related components and that these taxable-equivalent measures enhance comparability of net interest income arising from taxable and tax-exempt sources. Net interest income (taxable-equivalent basis) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the consolidated statements of income. The most directly comparable financial measure calculated in accordance with GAAP is net interest income. Yield on loans receivable (taxable-equivalent basis) is the ratio of interest income earned from loans, adjusted on a taxable-equivalent basis, and average interest-earning assets. The most directly comparable financial measure in accordance with GAAP is yield on loans receivable. Yield on other investment securities (taxable-equivalent basis) is the ratio of interest income earned on other investment securities, adjusted on a taxable-equivalent basis, and average other investment securities. The most directly comparable financial measure in accordance with GAAP is yield on other investment securities. Yield on interest-earning assets (taxable-equivalent basis) is the ratio of interest income earned from interest-earning assets, adjusted on a taxable-equivalent basis, and average interest-earning assets. The most directly comparable financial measure in accordance with GAAP is yield on interest-earning assets. Net interest rate spread (taxable-equivalent basis) is the difference in the average yield on average earning assets on a taxable-equivalent basis and the average rate paid on average interest-bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is net interest rate spread. Net interest margin (taxable-equivalent basis) is the ratio of net interest income (taxable-equivalent basis) to average earning assets. The most directly comparable financial measure in accordance with GAAP is net interest margin.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define these non-GAAP measures or similar measures differently. The following table presents the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a relevant marginal tax for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of net interest income (taxable-equivalent basis), yield on loans receivable (taxable-equivalent basis), yield on other investment securities (taxable-equivalent basis), yield on interest-earning assets (taxable-equivalent basis), net interest rate spread (taxable-equivalent basis) and net interest margin (taxable-equivalent basis).

Net interest income, yield on loans receivable, yield on interest-earning assets, net interest rate spread, net interest margin (taxable-equivalent basis):	2022	2021	2020

Net interest income (GAAP)	$7,699	$6,931	$6,515
Tax-equivalent adjustments:(1)
Loans	6	6	11
Tax-exempt investment securities	441	403	302
Net interest income (taxable-equivalent basis)	$8,146	$7,340	$6,828

Average interest-earning assets(2)	$262,584	$237,695	$208,033

Yield on loans receivable	4.42%	4.50%	4.57%
Yield on loans receivable (taxable-equivalent basis)	4.42%	4.50%	4.58%

Yield on other investment securities	2.57%	2.68%	2.98%
Yield on other investment securities (taxable-equivalent basis)	3.11%	3.29%	3.63%

Yield on interest-earning assets	3.36%	3.19%	3.58%
Yield on interest-earning assets (taxable-equivalent basis)	3.53%	3.36%	3.73%

Net interest rate spread	2.80%	2.81%	2.93%
Net interest rate spread (taxable-equivalent basis)	2.97%	2.98%	3.08%

Net interest margin	2.93%	2.92%	3.13%
Net interest margin (taxable-equivalent basis)	3.10%	3.09%	3.28%
(1)	Tax-exempt income has been adjusted to a taxable-equivalent basis using the federal marginal tax rate of 21% for 2022, 2021 and 2020.
(2)	Investment securities, which are included in interest-earning assets, are based on amortized cost and do not give effect to changes in fair value that are reflected in Accumulated Other Comprehensive Income / Loss.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Mid-Southern Bancorp, Inc.

Salem, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mid-Southern Bancorp, Inc. (Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FORVIS, LLP

(Formerly, BKD, LLP)

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana

March 24, 2023

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(In thousands, except share information)

	2022	2021
ASSETS
Cash and due from banks	$979	$1,378
Interest-bearing deposits with banks	4,705	15,001
Cash and cash equivalents	5,684	16,379

Securities available for sale, at fair value	105,351	107,293
Securities held to maturity	17	21

Loans, net of allowance for loan losses of $1,692 and $1,523, respectively	144,379	122,568

Federal Home Loan Bank stock, at cost	1,778	778
Real estate held for sale	—	99
Premises and equipment	2,150	1,952
Accrued interest receivable:
Loans	437	296
Securities	886	701
Cash value of life insurance	3,826	3,930
Other assets	4,710	243

Total Assets	$269,218	$254,260

LIABILITIES
Deposits:
Noninterest-bearing	$28,232	$28,602
Interest-bearing	177,832	168,282
Total deposits	206,064	196,884

Advances from Federal Home Loan Bank	29,000	10,000

Accrued interest payable	12	11
Accrued expenses and other liabilities	820	836
Total Liabilities	235,896	207,731

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 2,885,039 shares outstanding (3,016,653 in 2021)	36	36
Additional paid-in-capital	30,777	30,694
Retained earnings, substantially restricted	24,916	23,527
Accumulated other comprehensive (loss) income	(10,831)	2,096
Unearned ESOP shares	(1,524)	(1,649)
Unearned stock compensation plan	(458)	(473)
Treasury stock, at cost - 680,391 shares (548,777 in 2021)	(9,594)	(7,702)
Total Stockholders’ Equity	33,322	46,529

Total Liabilities and Stockholders’ Equity	$269,218	$254,260

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands, except per share information)

	2022	2021
INTEREST INCOME
Loans, including fees	$6,041	$5,249
Investment securities:
Mortgage-backed securities	589	545
Municipal tax exempt	1,660	1,515
Other debt securities	442	253
Federal Home Loan Bank dividends	55	17
Interest-bearing deposits with banks and time deposits	30	3
Total interest income	8,817	7,582

INTEREST EXPENSE
Deposits	549	478
Borrowings	569	173
Total interest expense	1,118	651

Net interest income	7,699	6,931

Provision (credit) for loan losses	135	(120)
Net interest income after provision for loan losses	7,564	7,051

NONINTEREST INCOME
Deposit account service charges	377	295
Brokered loan fees	155	265
Increase in cash value of life insurance	58	62
ATM and debit card fee income	573	552
Gain on settlement of life insurance	36	—
Other income	49	46
Total noninterest income	1,248	1,220

NONINTEREST EXPENSE
Compensation and benefits	3,710	3,847
Occupancy and equipment	594	542
Data processing	553	431
Professional fees	593	574
Loss on sale of real estate held for sale	37	—
Loss on disposal of premises and equipment	91	—
Directors' compensation	360	350
Stockholders' meeting expense	52	64
Supervisory examinations	71	68
Deposit insurance premiums	67	61
Marketing and business development	126	89
Other expenses	586	570
Total noninterest expense	6,840	6,596

Income before income taxes	1,972	1,675

Income tax expense	91	67

Net Income	$1,881	$1,608

Earnings per common share:
Basic	$0.69	$0.55
Diluted	$0.69	$0.55

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands)

	2022	2021

Net Income	$1,881	$1,608

Other Comprehensive Loss, net of tax
Unrealized losses on securities available for sale:
Net unrealized holding losses arising during the period	(17,207)	(1,487)
Income tax benefit	4,280	370
Net of tax amount	(12,927)	(1,117)

Other Comprehensive Loss, net of tax	(12,927)	(1,117)

Total Comprehensive (Loss) Income	$(11,046)	$491

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands, except share information)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	ESOP	Stock	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Compensation	Stock	Total

Balances at January 1, 2021	$36	$30,559	$22,299	$3,213	$(1,769)	$(422)	$(4,912)	$49,004

Net income	—	—	1,608	—	—	—	—	1,608

Other comprehensive loss	—	—	—	(1,117)	—	—	—	(1,117)

Cash dividends ($0.13 per share)	—	—	(380)	—	—	—	—	(380)

Shares released by ESOP trust	—	64	—	—	120	—	—	184

Purchase of 172,624 treasury shares	—	—	—	—	—	—	(3,017)	(3,017)

Forfeiture of unearned stock awards	—	—	—	—	—	3	(3)	—

Exercise of stock options	—	(9)	—	—	—	—	16	7

Grant of treasury stock for stock compensation	—	21	—	—	—	(235)	214	—

Stock compensation expense	—	59	—	—	—	181	—	240

Balances at December 31, 2021	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

Net income	—	—	1,881	—	—	—	—	1,881

Other comprehensive loss	—	—	—	(12,927)	—	—	—	(12,927)

Cash dividends ($0.18 per share)	—	—	(492)	—	—	—	—	(492)

Shares released by ESOP trust	—	48	—	—	125	—	—	173

Purchase of 154,486 treasury shares	—	—	—	—	—	—	(2,214)	(2,214)

Forfeiture of unearned stock awards	—	—	—	—	—	6	(6)	—

Exercise of stock options	—	(10)	—	—	—	—	114	104

Grant of treasury stock for stock compensation	—	(16)	—	—	—	(198)	214	—

Stock compensation expense	—	61	—	—	—	207	—	268

Balances at December 31, 2022	$36	$30,777	$24,916	$(10,831)	$(1,524)	$(458)	$(9,594)	$33,322

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(In thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,881	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	434	388
Provision (credit) for loan losses	135	(120)
Stock compensation expense	268	240
Depreciation expense	189	170
Loss on disposal of premises and equipment	91	—
ESOP compensation expense	173	184
Loss on sale of real estate held for sale	37	—
Deferred income taxes	46	(10)
Increase in cash value of life insurance	(58)	(62)
Gain on settlement of life insurance	(36)	—
Increase in accrued interest receivable	(326)	(99)
Increase in accrued interest payable	1	1
Net change in other assets and liabilities	(281)	112
Net Cash Provided By Operating Activities	2,554	2,412

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(25,951)	(15,394)
Principal collected on mortgage-backed securities available for sale	7,230	10,682
Proceeds from maturities of securities available for sale	3,022	—
Principal collected on mortgage-backed securities held to maturity	4	10
Purchase of Federal Home Loan Bank stock	(1,057)	—
Proceeds from redemption of Federal Home Loan Bank Stock	57	—
Net change in loans receivable	(21,946)	(9,189)
Proceeds from the sale of real estate held for sale	62	—
Purchase of premises and equipment	(446)	(181)
Proceeds from settlement of life insurance	203	—
Investment in cash value of life insurance	(5)	(3)
Net Cash Used In Investing Activities	(38,827)	(14,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,180	22,771
Repayments to Federal Home Loan Bank	(10,000)	(1,000)
Proceeds from Federal Home Loan Bank	29,000	—
Proceeds from issuance of common stock from the exercise of stock options	104	7
Purchase of treasury stock	(2,214)	(3,017)
Cash dividends paid	(492)	(380)
Net Cash Provided By Financing Activities	25,578	18,381

Net Increase (Decrease) in Cash and Cash Equivalents	(10,695)	6,718

Cash and cash equivalents at beginning of year	16,379	9,661

Cash and Cash Equivalents at End of Year	$5,684	$16,379

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,117	$650
Net tax payments	252	62

See notes to consolidated financial statements.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Nature of Operations

The Company’s principal business is the ownership and operation of the Bank. The Bank is a federal savings bank that provides a variety of banking services to individuals and business customers through its main office, two full-service branch offices and loan production offices in New Albany, Indiana and Louisville, Kentucky. The Bank’s primary source of revenue is from single-family residential mortgage loans, commercial real estate loans and commercial business loans. Mid-Southern Investments, Inc. (the "Subsidiary") is a wholly-owned subsidiary of the Bank that holds and manages an investment securities portfolio.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

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

Investment Securities

Securities Available for Sale:  Securities available for sale consist of debt securities and are stated at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity, adjusted for anticipated prepayments. Unrealized gains and losses, net of tax, on securities available for sale are included in other comprehensive income (loss) and the accumulated unrealized holding gains and losses are reported as a separate component of equity until realized. Realized gains and losses on the sale of securities available for sale are determined using the specific identification method and are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss).

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

Debt securities held by the Company include mortgage-backed securities and other debt securities issued by the Government National Mortgage Association, a U.S. government agency, and mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMO”) issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, which are government-sponsored enterprises. MBS represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. CMOs are complex mortgage-backed securities that restructure the cash flows and risks of the underlying mortgage collateral. The Company also holds debt securities issued by the U.S. Treasury, municipalities and political subdivisions of state and local governments.

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

Employee Stock Ownership Plan

The Bank has an ESOP covering substantially all employees. The cost of shares issued to the ESOP but not allocated or committed to be released for allocation to participant accounts is presented in the consolidated balance sheets as a reduction of stockholders’ equity. Compensation expense is recognized for the fair value of shares committed to be released for allocation to participant accounts during the year. See Note 12.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

Advertising Costs

Advertising costs are charged to operations when incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of reported net income and other comprehensive income (loss). Other comprehensive income (loss), recognized as a separate component of equity, includes the change in unrealized gains or losses on securities available for sale. Amounts reclassified out of unrealized gains and losses on securities available for sale included in accumulated other comprehensive income or loss are included in net gain on sale of securities in the consolidated statements of income.

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

DECEMBER 31, 2022 AND 2021

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

In addition, this ASU amended the new leases standard to clarify the presentation on the statement of cash flows principal payments received under leases for depository and lending institutions for Sales-Type and Direct Financing Leases. Specifically for these entities and leases, all principal payments received under leases will be presented within investing activities on the statement of cash flows. Finally, this ASU amended the new leases standard to explicitly provide an exception to paragraph 250-10-50-3 interim disclosure requirements for an entity electing the transition method of implementation. The amendments have the same effective date as ASU 2016-02. The Company adopted Topic 842 effective January 1, 2022, using the transition method permitted by ASU 2018-11. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases and did not reassess any initial direct costs for existing leases. The Company elected to exclude short-term leases (i.e., those with original terms of twelve months or less) from the consolidated balance sheets. The adoption of the ASU, as amended, effective January 1, 2022, did not have a material impact on the Company’s consolidated financial statements. Right of use assets and lease obligation liabilities have been included within the other assets and accrued expenses and other liabilities line items of the consolidated balance sheets.

The FASB originally issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02, in June 2016. This ASU, commonly referred to as the current expected credit loss methodology (“CECL”), replaces the incurred loss methodology for recognizing credit losses under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. In March 2022, the FASB issued ASU 2022-02, which eliminates the accounting guidance for TDRs by creditors that have adopted CECL and enhances disclosure requirements for certain loan refinancing and restructurings by creditors to borrowers experiencing financial difficulty. ASU 2019-05, issued in April 2019, further provides entities that have certain financial instruments measured at amortized cost that have credit losses with an option to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. In November 2019, the FASB issued ASU No. 2019-10 which delayed the effective date of ASU 2016-13 for smaller reporting companies, as defined by the Securities and Exchange Commission (“SEC”) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. It is estimated that the allowance for credit losses and off-balance sheet reserve at the time of adoption will increase by approximately $350,000 to $750,000 in total, with the increase being offset by a charge to retained earnings, net of deferred taxes. Adoption of the standard is not expected to have a material impact on the available-for-sale or held-to-maturity investment portfolios. The ultimate impact of adopting the ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions and composition of our loans, along with other management judgements. The

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

transition adjustment to record the allowance for credit losses may fall outside of management’s estimated increase based on material changes in these items, specifically the economic forecast and conditions and loan composition, used in calculating the allowance for credit losses upon adoption of CECL.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

(3)  INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. Investment securities at December 31, 2022 and 2021 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$13,257	$—	$1,868	$11,389
Agency CMO	21,233	18	2,257	18,994
	34,490	18	4,125	30,383

Other debt securities:
U.S. Treasury securities	9,840	—	401	9,439
U.S. Government agency obligations	1,996	—	183	1,813
Municipal obligations	73,442	18	9,744	63,716
	85,278	18	10,328	74,968

Total securities available for sale	$119,768	$36	$14,453	$105,351

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$17	$—	$—	$17

Total securities held to maturity	$17	$—	$—	$17

December 31, 2021

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$11,941	$47	$135	$11,853
Agency CMO	24,196	47	465	23,778
	36,137	94	600	35,631

Other debt securities:
Municipal obligations	68,366	3,318	22	71,662

Total securities available for sale	$104,503	$3,412	$622	$107,293

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$21	$—	$—	$21

Total securities held to maturity	$21	$—	$—	$21

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

The amortized cost and fair value of debt securities as of December 31, 2022 by contractual maturity are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty and thus the contractual maturities are not presented below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$2,272	$2,240	$—	$—
Due after one year through five years	14,717	14,062	—	—
Due after five years through ten years	5,624	5,292	—	—
Due after ten years	62,665	53,374	—	—
	85,278	74,968	—	—
MBS and CMO	34,490	30,383	17	17

	$119,768	$105,351	$17	$17

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

Information pertaining to securities with gross unrealized losses at December 31, 2022 and 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, follows:

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
December 31, 2022	Positions	Value	Losses

Securities available for sale:
Continuous loss position less than 12 months:
U.S. Treasury securities	6	$9,439	$401
U.S. Government agency obligations	1	1,812	183
Agency MBS	8	4,701	559
Agency CMO	8	4,212	204
Municipal obligations	89	46,971	6,309
Total less than 12 months	112	67,135	7,656

Continuous loss position more than 12 months:
Agency MBS	5	6,687	1,309
Agency CMO	12	13,357	2,053
Municipal obligations	25	12,588	3,435
Total more than 12 months	42	32,632	6,797

Total securities available for sale	154	$99,767	$14,453

December 31, 2021

Securities available for sale:
Continuous loss position less than 12 months:
Agency MBS	4	$7,964	$113
Agency CMO	4	4,792	46
Municipal obligations	3	2,452	22
Total less than 12 months	11	15,208	181

Continuous loss position more than 12 months:
Agency MBS	1	879	22
Agency CMO	8	12,553	419
Total more than 12 months	9	13,432	441

Total securities available for sale	20	$28,640	$622

At December 31, 2022 and 2021, the Company had no debt securities in the held to maturity classification in a loss position. At December 31, 2022 and 2021, the debt securities in the available for sale classification in a loss position were 94.7% and 26.7%, respectively, of the Company’s total available for sale securities portfolio. All of the debt securities in a loss position at December 31, 2022 and 2021 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition for purposes of evaluating whether declines in value are other-than-temporary, management considers whether the securities are issued by the federal government, its agencies or sponsored enterprises or local governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As the Company has the ability to hold the debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

While management does not anticipate any credit-related impairment losses at December 31, 2022, additional deterioration in market and economic conditions, may have an adverse impact on credit quality in the future.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2022 and 2021 consisted of the following:

(In thousands)	2022	2021
Real estate mortgage loans:
One-to-four family residential	$64,747	$64,098
Multi-family residential	8,271	9,385
Residential construction	1,156	1,406
Commercial real estate	48,590	36,678
Commercial real estate construction	6,691	1,632
Commercial business loans	14,675	8,804
Consumer loans	2,077	2,152
Total loans	146,207	124,155

Deferred loan origination fees and costs, net	(136)	(64)
Allowance for loan losses	(1,692)	(1,523)

Loans, net	$144,379	$122,568

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

The following represents the aggregate activity for related party loans during the year ended December 31, 2022.

(In thousands)	2022	2021

Beginning Balance	$386	$1,459
New loans	—	—
Payments	(16)	(1,073)

Ending Balance	$370	$386

The Company has pledged certain loans to secure future advances or other borrowings from the FHLB. At December 31, 2022 and 2021, the eligible blanket collateral included residential mortgage loans with a carrying value of approximately $60.9 million and $61.1 million, respectively. See Note 9.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

The following table provides the components of the Company’s recorded investment in loans at December 31, 2022:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,747	$8,271	$7,847	$48,590	$14,675	$2,077	$146,207

Accrued interest receivable	178	14	19	182	36	8	437

Net deferred loan fees/costs	13	(24)	(32)	(106)	(24)	37	(136)

Recorded investment in loans	$64,938	$8,261	$7,834	$48,666	$14,687	$2,122	$146,508

The following table provides the components of the Company’s recorded investment in loans at December 31, 2021:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,098	$9,385	$3,038	$36,678	$8,804	$2,152	$124,155

Accrued interest receivable	158	11	7	76	38	6	296

Net deferred loan fees/costs	7	(24)	(13)	(52)	(27)	45	(64)

Recorded investment in loans	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2022 is as follows:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

Allowance for loan losses:	(In thousands)
Beginning balance	$873	$102	$25	$363	$127	$33	$1,523
Provisions (credit)	(216)	(16)	(7)	287	72	15	135
Charge-offs	(3)	—	—	—	—	(19)	(22)
Recoveries	51	—	—	—	—	5	56

Ending balance	$705	$86	$18	$650	$199	$34	$1,692

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$21	$—	$—	$—	$14	$—	$35

Collectively evaluated for impairment	684	86	18	650	185	34	1,657

Ending balance	$705	$86	$18	$650	$199	$34	$1,692

Recorded Investment in Loans as Evaluated for Impairment:
Individually evaluated for impairment	$490	$—	$—	$125	$279	$—	$894

Collectively evaluated for impairment	64,448	8,261	7,834	48,541	14,408	2,122	145,614

Ending balance	$64,938	$8,261	$7,834	$48,666	$14,687	$2,122	$146,508

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

An analysis of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2021 is as follows:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

Allowance for loan losses:	(In thousands)
Beginning balance	$992	$98	$55	$306	$113	$25	$1,589
Provisions	(159)	4	(30)	57	(7)	15	(120)
Charge-offs	(6)	—	—	—	(21)	(13)	(40)
Recoveries	46	—	—	—	42	6	94

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

Ending allowance balance attributable to loans:

Individually evaluated for impairment	$21	$—	$—	$—	$19	$—	$40

Collectively evaluated for impairment	852	102	25	363	108	33	1,483

Ending balance	$873	$102	$25	$363	$127	$33	$1,523

Recorded Investment in Loans as Evaluated for Impairments:
Individually evaluated for impairment	$1,041	$—	$—	$170	$328	$3	$1,542

Collectively evaluated for impairment	63,222	9,372	3,032	36,532	8,487	2,200	122,845

Ending balance	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

At December 31, 2022 and 2021, management applied qualitative factor adjustments to each portfolio segment as they determined that the historical loss experience was not indicative of the level of risk in the remaining balance of those portfolio segments. As part of their analysis of qualitative factors, management considers changes in underwriting standards, economic conditions, trends in the volume and term of new loan originations, changes in

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

lending management, past due loan trends, the quality of the loan review system, collateral valuations, loan concentrations and other internal and external factors.

The following table summarizes the Company’s impaired loans as of and for the year ended December 31, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the year ended December 31, 2022.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(In thousands)
Loans with no related allowance recorded:

One-to-four family residential	$762	$820	$—	$783	$1
Commercial real estate	60	60	—	83	4
Commercial business	—	—	—	—	—
Consumer	—	—	—	2	—
	$822	$880	$—	$868	$5

Loans with an allowance recorded:

One-to-four family residential	$267	$274	$21	$259	$12
Commercial real estate	66	68	—	67	3
Commercial business	279	279	14	307	16
Consumer	—	—	—	—	—
	$612	$621	$35	$633	$31

Total:

One-to-four family residential	$1,029	$1,094	$21	$1,042	$13
Commercial real estate	126	128	—	150	7
Commercial business	279	279	14	307	16
Consumer	—	—	—	2	—
	$1,434	$1,501	$35	$1,501	$36

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

Nonperforming loans consists of nonaccrual loans and loans over 90 days past due and still accruing interest. The following table presents the recorded investment in nonperforming loans at December 31, 2022 and 2021:

		Loans 90+ Days	Total
	Nonaccrual	Past Due	Nonperforming
	Loans	Still Accruing	Loans

	(In thousands)
December 31, 2022:

One-to-four family residential	$732	$—	$732
Commercial real estate	—	—	—
Consumer	—	—	—

Total	$732	$—	$732

December 31, 2021:

One-to-four family residential	$735	$—	$735
Commercial real estate	15	—	15
Consumer	3	—	3

Total	$753	$—	$753

The following table presents the aging of the recorded investment in loans at December 31, 2022 and 2021:

	30‑59 Days	60‑89 Days	Over 90 Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

December 31, 2022	(In thousands)

One-to-four family residential	$667	$152	$127	$946	$63,992	$64,938
Multi-family residential	—	—	—	—	8,261	8,261
Construction	—	—	—	—	7,834	7,834
Commercial real estate	444	—	—	444	48,222	48,666
Commercial business	11	—	—	11	14,676	14,687
Consumer	—	—	—	—	2,122	2,122

Total	$1,122	$152	$127	$1,401	$145,107	$146,508

December 31, 2021

One-to-four family residential	$545	$248	$57	$850	$63,413	$64,263
Multi-family residential	—	—	—	—	9,372	9,372
Construction	—	—	—	—	3,032	3,032
Commercial real estate	451	—	—	451	36,251	36,702
Commercial business	—	—	—	—	8,815	8,815
Consumer	—	—	3	3	2,200	2,203

Total	$996	$248	$60	$1,304	$123,083	$124,387

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, public information, historical payment experience, credit

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.

The following table presents the recorded investment in loans by risk category as of December 31, 2022 and 2021:

	One-to-
	Four	Multi-
	Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

December 31, 2022	(In thousands)

Pass	$64,206	$8,261	$7,834	$45,256	$14,687	$2,122	$142,366
Special mention	—	—	—	3,410	—	—	3,410
Substandard	732	—	—	—	—	—	732
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,938	$8,261	$7,834	$48,666	$14,687	$2,122	$146,508

December 31, 2021

Pass	$63,399	$9,372	$3,032	$36,593	$8,815	$2,200	$123,411
Special mention	—	—	—	87	—	—	87
Substandard	864	—	—	22	—	3	889
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,263	$9,372	$3,032	$36,702	$8,815	$2,203	$124,387

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

Troubled Debt Restructurings

The following table summarizes the recorded investment in the Company’s TDRs by accrual status at December 31, 2022 and 2021:

				Related
				Allowance for
	Accruing	Nonaccrual	Total	Loan Losses

December 31, 2022	(In thousands)

One-to-four family residential	$298	$85	$383	$21
Commercial real estate	125	—	125	—
Commercial business	279	—	279	14

Total	$702	$85	$787	$35

December 31, 2021

One-to-four family residential	$306	$101	$407	$21
Commercial real estate	155	—	155	—
Commercial business	328	—	328	19

Total	$789	$101	$890	$40

There were no TDRs that were restructured during the year ended December 31, 2022.

The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2021:

		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Balance	Balance

	(Dollars in thousands)

One-to-four family residential	1	$49	$48

Total	1	$49	$48

The TDR that was restructured during the year ended December 31, 2021 was modified related to bankruptcy. Charge-offs for loan losses of $6,000 were recorded as a result of TDRs during the year ended December 31, 2021.

At December 31, 2022 and 2021, the Company had no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR.

There were no TDRs modified within the previous 12 months for which there was a subsequent default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the years ended December 31, 2022 and 2021. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for loan losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan. The Company did not recognize any provisions for loan losses or net charge-offs as a result of defaulted TDRs for the years ended December 31, 2022 and 2021.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

(5)  FORECLOSED REAL ESTATE

The Company did not have any foreclosed residential real estate properties where physical possession has occurred at December 31, 2022 and 2021.

At December 31, 2022, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $116,000. At December 31, 2021, the recorded investment in consumer mortgage loans collateralized by residential real estate property in the process of foreclosure was $19,000.

There was no net loss or gain on foreclosed real estate for the years ended December 31, 2022 and 2021.

(6)  REAL ESTATE HELD FOR SALE

In December 2022, the Company sold the property for net proceeds of $62,000 and recognized a $37,000 loss on the disposal of the property. No impairment loss was recognized for the years 2022 and 2021. The carrying value of real estate held for sale was $0 and $99,000 at December 31, 2022 and 2021, respectively.

(7)  PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
(In thousands)

Land and land improvements	$517	$507
Office buildings and leasehold improvements	2,373	2,371
Furniture, fixtures and equipment	1,441	1,249
	4,331	4,127
Less accumulated depreciation	2,181	2,175

Total premises and equipment, net of accumulated depreciation	$2,150	$1,952

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

(8)  DEPOSITS

The aggregate amount of time deposit accounts with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 were approximately $13.5 million and $4.3 million at December 31, 2022 and 2021, respectively. Additionally, the Company had $5.0 million and $0 in brokered deposits at December 31, 2022 and 2021, respectively, which are not included in the figures above, and comprised of various deposits below $250,000.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

At December 31, 2022, scheduled maturities of time deposits were as follows:

(In thousands)

2023	$33,032
2024	15,989
2025	4,440
2026	3,864
2027	1,467
Thereafter	—

Total	$58,792

The Company held deposits of approximately $3.9 million and $5.1 million for related parties at December 31, 2022 and 2021, respectively.

Interest expense on deposits is summarized as follows:

(In thousands)	2022	2021

Savings and interest-bearing demand deposits	$138	$118
Time deposits	411	360

Total	$549	$478

(9)  ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2022 and 2021, the Bank had $29.0 million and $10.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance with an original maturity date of June 27, 2024 and bearing an interest rate of 1.73%. On June 27, 2022, the FHLB exercised its put option on this advance.

During the year ended December 31, 2022, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The advances had an average term of nine days. The following table sets forth information on the short-term FHLB advances during the periods presented:

	2022	2021

	(Dollars in thousands)
Outstanding at period-end	$29,000	$—
Average amount outstanding	17,183	—
Maximum amount outstanding at any month-end	32,500	—
Weighted average interest rate:
During period	2.79%	—%
End of period	4.21%	—%

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

In addition, during the year ended December 31, 2022, the Company utilized a $5.0 million line of credit with the FHLB. The following table sets forth information on the FHLB line of credit advances during the periods presented:

	2022	2021

	(Dollars in thousands)
Outstanding at period-end	$—	$—
Average amount outstanding	202	—
Maximum amount outstanding at any month-end	3,566	—
Weighted average interest rate:
During period	2.45%	—%
End of period	—%	—%

The advances are secured under a blanket collateral agreement with the FHLB. At December 31, 2022, the carrying value of mortgage loans pledged as security for advances was $60.9 million.

(10)  INCOME TAXES

The components of consolidated income tax expense for the years ended December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021

Current	$45	$77
Deferred	46	(10)
Total	$91	$67

The reconciliation of income tax expense with the amount which would have been provided at the federal statutory rate of 21% for the years ended December 31, 2022 and 2021, follows:

(In thousands)	2022	2021

Provisions at federal statutory rate	$414	$352
State income tax-net of federal tax benefit	36	33
Municipal interest income	(353)	(322)
Bank-owned life insurance income	(20)	(13)
Other	14	17
Total	$91	$67

Effective tax rate	4.6%	4.0%

Indiana tax laws enacted in 2013 and 2014 decreased the Indiana financial institutions franchise tax rate beginning in 2014 and ending in 2023. Deferred taxes have been adjusted to reflect the newly enacted rates and the period in which temporary differences are expected to reverse.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

(In thousands)	2022	2021
Deferred tax assets (liabilities):
Director deferred compensation plan	$23	$31
Allowance for loan losses	409	369
Valuation allowance - real estate held for sale	—	105
Nonaccrual loan interest income	49	53
Equity incentive plans	32	22
Employee stock ownership plan	30	25
Unrealized loss on securities available for sale	3,586	—
Net deferred loan costs	32	15
Net operating loss carryover	64	8
Total deferred tax assets	4,225	628

Depreciation	(117)	(74)
FHLB stock dividends	(18)	(18)
Prepaid expenses	(25)	(11)
Unrealized gain on securities available for sale	—	(694)
Total deferred tax liabilities	(160)	(797)

Net deferred tax asset (liability)	$4,065	$(169)

The deferred tax asset as of December 31, 2022 is included as a component of other assets on the balance sheet. The deferred tax liability as of December 31, 2021 is included as a component of accrued expenses and other liabilities on the balance sheet.

At December 31, 2022 and 2021, the Company had no liability for unrecognized income tax benefits related to uncertain tax positions and does not anticipate any increase in the liability for unrecognized tax benefits during the next twelve months. The Company believes that its income tax positions would be sustained upon examination and does not anticipate any adjustments that would result in a material change to its financial position or results of operations. The Company files a consolidated U.S. federal income tax return and a combined Indiana state income tax return. Returns filed in these jurisdictions for tax years ended on or after December 31, 2018 are subject to examination by the relevant taxing authorities.

During 2022, the Company generated a federal net operating loss (“NOL”) of $305,000. For federal income tax purposes, the NOL has no expiration period. The Company expects to generate sufficient taxable income in the future to utilize the loss generated.

Prior to October 1, 1996, the Company was permitted by the Internal Revenue Code to deduct from taxable income an annual addition to a statutory bad debt reserve subject to certain limitations. Retained earnings at December 31, 2022 and 2021 include approximately $1.2 million of cumulative deductions for which no deferred federal income tax liability has been recorded. Reduction of these reserves for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes subject to the then current corporate income tax rate. The unrecorded deferred tax liability on these amounts was approximately $294,000 at December 31, 2022 and 2021.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

(11)  DEFERRED DIRECTORS COMPENSATION PLAN

The Company has a deferred compensation plan whereby certain directors defer into an account with the Company a portion of their monthly director fees to provide income for a period of ten years following retirement. The benefits under the contracts are fully vested and the Company accrues the interest cost on the deferred obligation. The balance of the accrued benefit for the plan, which is included as part of accrued expenses and other liabilities on the balance sheet, was $95,000 and $130,000 at December 31, 2022 and 2021, respectively. Deferred compensation expense was $8,000 and $10,000 for the years ended December 31, 2022 and 2021, respectively.

(12)  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:

The Company has a qualified defined contribution plan available to all eligible employees. The plan allows participating employees to make tax-deferred contributions under Internal Revenue Code Section 401(k). The Company contributed $67,000 and $61,000 to the plan for the years ended December 31, 2022 and 2021, respectively.

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

Compensation expense recognized for the years ended December 31, 2022 and 2021 was $173,000 and $184,000, respectively. Company common stock held by the ESOP trust at December 31, 2022 and 2021 was as follows:

	2022	2021

Allocated shares	52,430	39,847
Unallocated shares	152,359	164,942

Total ESOP shares	204,789	204,789

Fair value of unallocated shares	$1,982,000	$2,474,000

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

(13)  STOCK-BASED COMPENSATION PLANS

The Company’s stock-based compensation plans are described below. The compensation cost that has been charged against income for those plans was $268,000 and $240,000 for 2022 and 2021, respectively.

The total income tax benefit recognized in the consolidated statements of income for stock-based compensation arrangements was $52,000 and $51,000 for the years ended December 31, 2022 and 2021, respectively.

The Company accounts for any forfeitures when they occur, and any previously recognized compensation expense for an award is reversed in the period the award is forfeited.  The Company generally reissues treasury shares or issues new shares from its authorized but unissued shares under the plans.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the "2010 Plan") adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the exchange ratio applied in the Conversion, were approved for awards of stock options and restricted stock. As of December 31, 2022 and 2021, on an adjusted basis, awards for stock options totaling 78,010 shares and 93,254 shares, respectively, and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. No additional awards may be made under the 2010 Plan.

2019 Equity Incentive Plan

In September 2019, the Company's stockholders approved the 2019 Equity Incentive Plan (the "2019 Plan") which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. As of December 31, 2022, awards for stock options totaling 20,900 shares and awards for restricted stock totaling 48,319 shares of the Company common stock have been granted, net of any forfeitures, to participants in the 2019 Plan. As of December 31, 2021, awards for stock options totaling 6,500 shares and awards for restricted stock totaling 33,550 shares of the Company common stock were granted, net of any forfeitures, to participants in the 2019 Plan.

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

Stock Options:

The fair value of stock options granted during 2022 and 2021 under the 2019 Plan was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company’s stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on the average of the vesting term and the original contractual term as the Company does not have sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term due to the limited period of time its common shares have been publicly traded. The risk-free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

The following significant assumptions were used during 2022 and 2021 to estimate the fair value of stock options granted:

	2022	2021

Expected volatility	29.9%	31.5%
Expected term (in years)	7.5	7.5
Expected dividends	1.79%	1.02%
Risk-free rate	3.77%	1.42%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $4.11 and $5.05, respectively.

A summary of option activity as of December 31, 2022, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	98,584	$13.42
Granted	16,000	13.00
Exercised	(8,103)	12.90
Forfeited or expired	(16,844)	13.53

Outstanding at end of period	89,637	$13.38	7.6	$2,000

Vested and expected to vest	89,637	$13.38	7.6	$2,000

Exercisable at end of period	60,438	$13.37	7.2	$1,000

At December 31, 2022, there was $109,000 of unrecognized compensation expense related to nonvested stock options. That compensation expense is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock:

A summary of the activity for the Company’s nonvested restricted shares during the year ended December 31, 2022, is presented below:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at beginning of year	32,578	$14.53
Granted	15,219	13.00
Vested	(14,508)	14.00
Forfeited	(450)	14.74

Nonvested at end of period	32,839	$14.05

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

The total fair value of shares expensed during each of the years ended December 31, 2022 and 2021, was $192,000 and $192,000, respectively. At December 31, 2022, unrecognized compensation expense related to nonvested restricted shares was $458,000. That compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

(14)  COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit and legal claims, which are not reflected in the financial statements.

There were $41,000 and $26,000 in commitments under outstanding standby letters of credit at December 31, 2022 and December 31, 2021, respectively.

The following is a summary of the commitments to extend credit at December 31, 2022 and 2021:

(In thousands)	2022	2021
Loan commitments:
Fixed rate	$539	$1,874
Adjustable rate	1,020	961

Undisbursed commercial and personal lines of credit	9,915	15,770
Undisbursed portion of commercial construction loans	4,731	1,964
Undisbursed portion of residential construction loans	900	2,693

Total commitments to extend credit	$17,105	$23,262

(15)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see Note 14). The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company’s policy for obtaining collateral, and the nature of

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

such collateral, is essentially the same as that involved in making commitments to extend credit. The Company had no liabilities related to standby letters of credit guarantees at December 31, 2022 and 2021.

The Company has not been required to perform on any financial guarantees during the past two years. The Company incurred no losses on its commitments in either 2022 or 2021.

(16)  REGULATORY MATTERS

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

Beginning in 2020, qualifying community banks with assets of less than $10 billion were eligible to opt in to the Community Bank Leverage Ratio (“CBLR”) framework. The CBLR is the ratio of a bank’s tangible equity capital to average total consolidated assets. A qualifying community bank that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new CBLR at not less than 8% and not more than 10%, and had originally set the minimum ratio at 9%. However, pursuant to the CARES Act and related interim final rules, the minimum CBLR was set at 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. A financial institution that falls below the minimum CBLR generally has a two-quarter grace period to get back into compliance as long as it maintains a minimum CBLR of 7.5% for 2021 and 8% for 2022 and thereafter. A financial institution can elect to be subject to or opt out of the CBLR framework at any time. As a qualified community bank, the Bank opted into the CBLR framework as of January 1, 2020.

At December 31, 2022, the Bank’s CBLR ratio was 15.4%. The Bank’s CBLR ratio was 16.3% at December 31, 2021. Management believes that the Bank met all capital adequacy requirements to which it was subject as of December 31, 2022 and 2021.

As of December 31, 2022, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

The Bank’s actual capital amounts and ratios are presented in the following table. No amounts were deducted from capital for interest-rate risk in either year.

			Minimum for Capital		Minimum to be Well
			Adequacy Purposes		Capitalized under
			with Capital		Prompt Corrective
	Actual		Conservation Buffer:		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022:

Community Bank Leverage Ratio	$42,620	15.4%	N/A	N/A	$24,944	9.00%

As of December 31, 2021:

Community Bank Leverage Ratio	$41,264	16.3%	N/A	N/A	$21,520	8.50%

(17)  STOCKHOLDERS’ EQUITY

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

(18)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying value and estimated fair value of financial instruments and the level within the fair value hierarchy (see Note 20) in which the fair value measurements fall at December 31, 2022 and 2021:

		Fair Value Measurements Using
	Carrying
(In thousands)	Value	Level 1	Level 2	Level 3

December 31, 2022

Financial assets:
Cash and cash equivalents	$5,684	$5,684	$—	$—
Securities available for sale	105,351	—	105,351	—
Securities held to maturity	17	—	17	—
Loans, net	144,379	—	—	138,744
FHLB stock	1,778	N/A	N/A	N/A
Accrued interest receivable	1,323	—	1,323	—

Financial liabilities:
Noninterest-bearing deposits	28,232	28,232	—	—
Interest-bearing deposits	177,832	—	—	175,969
Advance from FHLB	29,000	—	29,000	—
Accrued interest payable	12	—	12	—

December 31, 2021

Financial assets:
Cash and cash equivalents	$16,379	$16,379	$—	$—
Securities available for sale	107,293	—	107,293	—
Securities held to maturity	21	—	21	—
Loans, net	122,568	—	—	123,158
FHLB stock	778	N/A	N/A	N/A
Accrued interest receivable	997	—	997	—

Financial liabilities:
Noninterest-bearing deposits	28,602	28,602	—	—
Interest-bearing deposits	168,282	—	—	168,168
Advance from FHLB	10,000	—	10,162	—
Accrued interest payable	11	—	11	—

The carrying amounts in the preceding table are included in the consolidated balance sheets under the applicable captions. The contractual or notional amounts of financial instruments with off-balance-sheet risk are disclosed in Note 15, and the fair value of these instruments is considered immaterial.

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits and other transaction accounts. The fair value of securities is based on quoted market prices (where available) or values obtained from an independent pricing service. The fair value of loans and fixed-maturity certificates of deposit is based on discounted cash flows using current market rates applied to the estimated life and

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

credit risk of the instrument. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The methods utilized to measure the fair value of financial instruments at December 31, 2022 and 2021 represent an approximation of exit price, but an actual exit price may differ.

(19)  SUPPLEMENTAL DISCLOSURE FOR EARNINGS PER SHARE

(Dollars in thousands, except per share data)	2022	2021

Basic
Earnings:
Net income	$1,881	$1,608

Shares:
Weighted average common shares outstanding	2,725,980	2,906,728

Net income per common share, basic	$0.69	$0.55

Diluted
Earnings:
Net income	$1,881	$1,608

Shares:
Weighted average common shares outstanding	2,725,980	2,906,728
Add: Dilutive effect of stock options	703	4,009
Add: Dilutive effect of restricted stock	4,056	5,924

Weighted average common shares outstanding, as adjusted	2,730,739	2,916,661

Net income per common share, diluted	$0.69	$0.55

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing basic and diluted earnings per share. Weighted-average stock options of 4,900 and 286 shares of common stock were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the years ended December 31, 2022 and 2021, respectively. There were no antidilutive restricted stock awards excluded from the calculation of diluted net income per common share for the years ended December 31, 2022 and 2021.

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

DECEMBER 31, 2022 AND 2021

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

The table below presents the balances of assets measured at fair value on a recurring basis as of December 31, 2022. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2022. The Company had no liabilities measured at fair value as of December 31, 2022.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
December 31, 2022

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,389	$—	$11,389
Agency CMO	—	18,994	—	18,994
U.S. Treasury securities	—	9,439	—	9,439
U.S. Government agency obligations	—	1,813	—	1,813
Municipal obligations	—	63,716	—	63,716
Total securities available for sale	$—	$105,351	$—	$105,351

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis. These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market. If quoted market prices are not available, the Company obtains fair value measurements from an independent pricing service. These securities are reported using Level 2 inputs and the fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. Changes in fair value of securities available for sale are recorded in other comprehensive income (loss), net of income tax effect.

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the years ended December 31, 2022 and 2021. There were no transfers in or out of the Company’s Level 3 financial assets for the years ended December 31, 2022 and 2021.

(21)  REVENUE FROM CONTRACTS WITH CUSTOMERS

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the years ended December 31, 2022 and 2021:

	2022	2021

	(In thousands)

Service charges on deposit accounts	$377	$295
Brokered loan fees	155	265
ATM transaction and point-of-sale interchange fees	573	552
Other income	14	17
Revenue from contracts with customers	1,119	1,129

Increase in cash surrender value of life insurance	58	62
Gain on life insurance	36	—
Other income	35	29
Other noninterest income	129	91

Total noninterest income	$1,248	$1,220

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

Deposit Account Service Charges: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

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

(22)  CONCENTRATION OF CREDIT RISK

At December 31, 2022, the Company had a concentration of credit risk with correspondent banks in excess of the federal deposit insurance limit of $430,000. In addition, $2.7 million and $42,000 of cash was held by the FHLB of Indianapolis and the Federal Reserve Bank, respectively, which are not federally insured.

(23)  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information for the Company (parent company only) follows:

BALANCE SHEETS

(In thousands)

	As of
	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,066	$3,063
Other assets	532	137
Investment in subsidiaries	31,789	43,360

	$33,387	$46,560

LIABILITIES AND EQUITY
Accrued expenses and other liabilities	$65	$31
Stockholders’ equity	33,322	46,529

	$33,387	$46,560

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

STATEMENTS OF INCOME

(In thousands)

	Year Ended
	December 31,
	2022	2021

Dividends from bank subsidiary	$1,422	$379
Total income	1,422	379

Other operating expenses	597	576

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	825	(197)

Income tax benefit	(142)	(138)

Income (loss) before equity in undistributed net income of subsidiaries	967	(59)
Equity in undistributed net income of subsidiaries	914	1,667

Net Income	$1,881	$1,608

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,881	$1,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(914)	(1,667)
Net change in other assets and liabilities	(362)	13
Net Cash Provided By (Used In) Operating Activities	605	(46)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	104	7
Purchase of treasury stock	(2,214)	(3,017)
Cash dividends paid	(492)	(380)
Net Cash Used In Financing Activities	(2,602)	(3,390)

Net Decrease in Cash and Cash Equivalents	(1,997)	(3,436)

Cash and cash equivalents at beginning of year	3,063	6,499

Cash and Cash Equivalents at End of Year	$1,066	$3,063

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2022 AND 2021

(24)  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2022	(In thousands, except per share data)

Interest income	$1,883	$2,153	$2,294	$2,487	$8,817
Interest expense	150	173	294	501	1,118
Net interest income	1,733	1,980	2,000	1,986	7,699
Provision for loan losses	—	50	85	—	135
Net interest income after provision for loan losses	1,733	1,930	1,915	1,986	7,564
Noninterest income	285	364	295	304	1,248
Noninterest expense	1,517	1,744	1,667	1,912	6,840
Income before income taxes	501	550	543	378	1,972
Income tax expense	34	24	31	2	91
Net income	$467	$526	$512	$376	$1,881

Earnings per common share
Basic	$0.17	$0.19	$0.19	$0.14	$0.69
Diluted	$0.17	$0.19	$0.19	$0.14	$0.69

2021

Interest income	$1,865	$1,875	$1,903	$1,939	$7,582
Interest expense	170	167	164	150	651
Net interest income	1,695	1,708	1,739	1,789	6,931
Credit for loan losses	—	—	—	(120)	(120)
Net interest income after provision for loan losses	1,695	1,708	1,739	1,909	7,051
Noninterest income	274	325	301	320	1,220
Noninterest expense	1,574	1,630	1,551	1,841	6,596
Income before income taxes	395	403	489	388	1,675
Income tax expense	17	6	33	11	67
Net income	$378	$397	$456	$377	$1,608

Earnings per common share
Basic	$0.13	$0.13	$0.16	$0.13	$0.55
Diluted	$0.13	$0.13	$0.16	$0.13	$0.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)  Changes in Internal Control: There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The management of Mid-Southern Bancorp, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make the assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm. We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. As a result, for the year ended December 31, 2022 we were not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Item 9B. Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal year 2022 that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, and "Part I – Business – Information about our Executive Officers" of this Form 10-K, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information set forth under the sections captioned "Executive Compensation" and "Directors’ Compensation" in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference. The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2022.

	Number of		Number of securities
	securities to	Weighted-	remaining available for
	be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	excluding securities
Plan category	options	options	reflected in column (A)

Equity compensation plans approved by security holders:	(A)	(B)	(C)
Mid-Southern Savings Bank, FSB 2010 Equity Incentive	68,737	$13.32	—
Plan
Mid-Southern Bancorp, Inc. 2019 Equity Incentive Plan	20,900	13.56	289,163

Equity compensation plans not approved by security holders:	—	—	—

Total	89,637		289,163

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the headings “Related Party Transactions” and “Director Independence” under the heading “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information regarding aggregate fees billed to the Company by its principal accountant, FORVIS, LLP (PCAOB ID No. 686) is presented in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders (excluding the information contained under the heading of “Report of the Audit Committee”) and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    1.   Financial Statements

See “Part II –Item 8. Financial Statements and Supplementary Data.”

2.   Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Exhibits:

3.1	Articles of Incorporation of Mid-Southern Bancorp, Inc. (1)
3.2	Bylaws of Mid-Southern Bancorp, Inc., as Amended (2)
4.1	Form of Common Stock Certificate of Mid-Southern Bancorp, Inc. (1)
4.2	Description of Capital Stock of Mid-Southern Bancorp, Inc. (3)
10.1*	Form of Mid-Southern Bancorp, Inc. Employee Stock Ownership Plan (1)
10.2*	Employment Agreement by and between Mid-Southern Savings Bank, FSB and Alexander G. Babey, as Amended (4)
10.3*	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and James O. King, III (5)
10.4*	Change in Control Agreement by and between Mid-Southern Savings Bank, FSB and Erica B. Schmidt (1)
10.5*	Mid-Southern Savings Bank, FSB 2010 Equity Incentive Plan (6)
10.6*	2019 Equity Incentive Plan (7)
10.7*	Incentive Stock Option and Non-Qualified Stock Option Award Agreements of the 2019 Equity Incentive Plan (4)
10.8*	Restricted Stock Award Agreement of the 2019 Equity Incentive Plan (4)
14	Code of Ethics (8)
21	Subsidiaries of Registrant
23	Consent of FORVIS, LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
*	Indicates matters related to executive compensation or other management contracts.
(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).
(3)	Filed on March 26, 2020 as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K for the year ended December 31, 2019 (File No. 001-38491).
(4)	Filed on March 26, 2021 as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K for the year ended December 31, 2020 (File No. 001-38491).
(5)	Filed on March 25, 2022 as an exhibit to Mid-Southern Bancorp, Inc.’s Annual Report Form 10-K for the year ended December 31, 2021 (File No. 001-38491).
(6)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-226919).
(7)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-8 (File No. 333-238774).
(8)	The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.mid-southern.com.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
Date: March 24, 2023	By:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana J. Dunbar	By:	/s/ Alexander G. Babey
	Dana J. Dunbar		Alexander G. Babey
	Chairman of the Board of Directors		President and Chief Executive Officer
Director
(Principal Executive Officer)

Date: March 24, 2023		Date: March 24, 2023

By:	/s/ Robert W. DeRossett	By:	/s/ Larry R. Bailey
	Robert W. DeRossett		Larry R. Bailey
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 24, 2023		Date: March 24, 2023

By:	/s/ Trent L. Fisher	By:	/s/ James O. King, III
	Trent L. Fisher		James O. King, III
	Director		Director

Date: March 24, 2023		Date: March 24, 2023

By:	/s/ Eric A. Koch	By:	/s/ Kermit A. Lamb
	Eric A. Koch		Kermit A. Lamb
	Director		Director

Date: March 24, 2023		Date: March 24, 2023

By:	/s/ Brent A. Rosenbaum
Brent A. Rosenbaum
Director

Date: March 24, 2023