Form 10-Q
period 2023-03-31
Mid-Southern Bancorp, Inc.
filed 2023-05-12
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 5, 2023, there were 2,885,039 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$1,249	$979
Interest-bearing deposits with banks	3,222	4,705
Cash and cash equivalents	4,471	5,684

Securities available for sale, at fair value	101,559	105,351
Securities held to maturity	13	17

Loans, net of allowance for credit losses of $2,324 and $1,692, respectively	147,198	144,379

Federal Home Loan Bank stock, at cost	1,778	1,778
Foreclosed real estate	16	—
Premises and equipment	2,156	2,150
Accrued interest receivable:
Loans	443	437
Securities	599	886
Cash value of life insurance	3,839	3,826
Other assets	4,296	4,710

Total Assets	$266,368	$269,218

LIABILITIES
Deposits:
Noninterest-bearing	$27,936	$28,232
Interest-bearing	177,701	177,832
Total deposits	205,637	206,064

Borrowings	25,000	29,000

Accrued interest payable	82	12
Accrued expenses and other liabilities	706	820
Total Liabilities	231,425	235,896

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 2,885,039 shares outstanding (2,885,039 in 2022)	36	36
Additional paid-in-capital	30,800	30,777
Retained earnings, substantially restricted	24,611	24,916
Accumulated other comprehensive loss	(9,006)	(10,831)
Unearned ESOP shares	(1,497)	(1,524)
Unearned stock compensation plan	(407)	(458)
Treasury stock, at cost - 680,391 shares (680,391 in 2022)	(9,594)	(9,594)
Total Stockholders’ Equity	34,943	33,322

Total Liabilities and Stockholders’ Equity	$266,368	$269,218

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Loans, including fees	$1,721	$1,315
Investment securities:
Mortgage-backed securities	190	104
Municipal tax exempt	413	381
Other debt securities	115	75
Federal Home Loan Bank dividends	27	4
Interest-bearing deposits with banks and time deposits	17	4
Total interest income	2,483	1,883

INTEREST EXPENSE
Deposits	346	107
Borrowings	277	43
Total interest expense	623	150

Net interest income	1,860	1,733

Provision for credit losses	52	—
Net interest income after provision for credit losses	1,808	1,733

NONINTEREST INCOME
Deposit account service charges	91	81
Brokered loan fees	15	43
Net loss on sales of securities available for sale	(27)	—
Increase in cash value of life insurance	14	14
ATM and debit card fee income	139	136
Other income	12	11
Total noninterest income	244	285

NONINTEREST EXPENSE
Compensation and benefits	891	833
Occupancy and equipment	161	138
Data processing	211	118
Professional fees	169	144
Directors' compensation	89	81
Stockholders' meeting expense	18	18
Supervisory examinations	15	18
Deposit insurance premiums	20	16
Marketing and business development	26	22
Other expenses	149	129
Total noninterest expense	1,749	1,517

Income before income taxes	303	501

Income tax (benefit) expense	(37)	34

Net Income	$340	$467

Earnings per common share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net Income	$340	$467

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	2,403	(7,837)
Income tax (expense) benefit	(598)	1,949
Net of tax amount	1,805	(5,888)

Reclassification adjustment for realized losses included in net income during the period	(27)	—
Income tax benefit	7	—
Net of tax amount	(20)	—

Other Comprehensive Income (Loss), net of tax	1,825	(5,888)

Total Comprehensive Income (Loss)	$2,165	$(5,421)

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated		Unearned
		Additional		Other	Unearned	Stock
	Common	Paid-in	Retained	Comprehensive	ESOP	Compensation	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Plan	Stock	Total
Balances at January 1, 2022	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

Net income	—	—	467	—	—	—	—	467
Other comprehensive loss	—	—	—	(5,888)	—	—	—	(5,888)
Cash dividends ($0.04 per share)	—	—	(113)	—	—	—	—	(113)
ESOP shares committed to be released	—	13	—	—	26	—	—	39
Purchase of 16,117 treasury shares	—	—	—	—	—	—	(241)	(241)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Exercise of stock options	—	(8)	—	—	—	—	111	103
Stock compensation expense	—	13	—	—	—	41	—	54

Balances at March 31, 2022	$36	$30,712	$23,881	$(3,792)	$(1,623)	$(430)	$(7,834)	$40,950

Balances at January 1, 2023	$36	$30,777	$24,916	$(10,831)	$(1,524)	$(458)	$(9,594)	$33,322

Impact of adoption of ASC 326	—	—	(481)	—	—	—	—	(481)
Net income	—	—	340	—	—	—	—	340
Other comprehensive income	—	—	—	1,825	—	—	—	1,825
Cash dividends ($0.06 per share)	—	—	(164)	—	—	—	—	(164)
ESOP shares committed to be released	—	7	—	—	27	—	—	34
Stock compensation expense	—	16	—	—	—	51	—	67

Balances at March 31, 2023	$36	$30,800	$24,611	$(9,006)	$(1,497)	$(407)	$(9,594)	$34,943

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	92	123
Provision for credit losses	52	—
Stock compensation expense	67	54
Depreciation expense	48	45
ESOP compensation expense	34	39
Deferred income taxes	(19)	(32)
Increase in cash value of life insurance	(14)	(14)
Net loss on sales of securities available for sale	27	—
Decrease in accrued interest receivable	281	58
Increase in accrued interest payable	70	—
Net change in other assets and liabilities	(183)	(101)
Net Cash Provided By Operating Activities	795	639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	—	(23,119)
Principal collected on mortgage-backed securities available for sale	972	2,932
Proceeds from maturities of securities available for sale	1,030	2,109
Proceeds from sales of securities available for sale	4,101	—
Principal collected on mortgage-backed securities held to maturity	4	1
Proceeds from redemption of Federal Home Loan Bank Stock	—	57
Net increase in loans receivable	(3,470)	(4,738)
Purchase of premises and equipment	(54)	(40)
Investment in cash value of life insurance	—	(2)
Net Cash Provided By (Used In) Investing Activities	2,583	(22,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(427)	12,774
Repayments to Federal Home Loan Bank	(29,000)	—
Proceeds from Federal Reserve	25,000	—
Proceeds from the exercise of stock options	—	103
Purchase of treasury stock	—	(241)
Cash dividends paid	(164)	(113)
Net Cash Provided By (Used In) Financing Activities	(4,591)	12,523

Net Decrease in Cash and Cash Equivalents	(1,213)	(9,638)

Cash and cash equivalents at beginning of year	5,684	16,379

Cash and Cash Equivalents at End of Period	$4,471	$6,741

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$553	$150
Net tax payments	—	—

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

The accompanying unaudited consolidated financial statements and notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023 ("2022 Form 10-K").

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications had no effect on net income or stockholders’ equity. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for credit losses, the valuation of foreclosed real estate and the underlying collateral of individually analyzed loans, deferred tax assets, and the fair value of financial instruments.

On April 5, 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$12,950	$—	$1,742	$11,208
Agency CMO	20,564	43	2,088	18,519
	33,514	43	3,830	29,727

Other debt securities:
U.S. Treasury securities	9,843	—	316	9,527
U.S. Government agency obligations	1,983	—	130	1,853
Municipal obligations	68,206	74	7,828	60,452
	80,032	74	8,274	71,832

Total securities available for sale	$113,546	$117	$12,104	$101,559

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$13	$—	$—	$13

Total securities held to maturity	$13	$—	$—	$13

December 31, 2022

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$13,257	$—	$1,868	$11,389
Agency CMO	21,233	18	2,257	18,994
	34,490	18	4,125	30,383

Other debt securities:
U.S. Treasury securities	9,840	—	401	9,439
U.S. Government agency obligations	1,996	—	183	1,813
Municipal obligations	73,442	18	9,744	63,716
	85,278	18	10,328	74,968

Total securities available for sale	$119,768	$36	$14,453	$105,351

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$17	$—	$—	$17

Total securities held to maturity	$17	$—	$—	$17

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities as of March 31, 2023, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$4,586	$4,481	$—	$—
Due after one year through five years	11,208	10,801	—	—
Due after five years through ten years	4,313	4,090	—	—
Due after ten years	59,925	52,460	—	—
	80,032	71,832	—	—
MBS and CMO	33,514	29,727	13	13

	$113,546	$101,559	$13	$13

Information pertaining to investment securities available for sale with gross unrealized losses at March 31, 2023, aggregated by investment category and the length of time that individual investment securities have been in a continuous position, follows.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
March 31, 2023	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
Agency CMO	4	$1,144	$16
Municipal obligations	10	5,287	236
Total less than 12 months	14	6,431	252

Continuous loss position more than 12 months:
U.S. Treasury securities	6	9,527	316
U.S. Government agency obligations	1	1,852	130
Agency MBS	13	11,208	1,742
Agency CMO	15	15,948	2,072
Municipal obligations	82	45,997	7,592
Total more than 12 months	117	84,532	11,852

Total securities available for sale	131	$90,963	$12,104

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information pertaining to investment securities available for sale with gross unrealized losses at December 31, 2022, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

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

At March 31, 2023, the Company had no debt securities in the held to maturity classification in a loss position. The debt securities available for sale in a loss position were 89.6% and 94.7% of the Company’s total available for sale securities portfolio at March 31, 2023 and December 31, 2022, respectively. All of the debt securities in a loss position at March 31, 2023 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company does not consider available-for-sale securities with unrealized losses at March 31, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses. It is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

During the three-month period ended March 31, 2023, the Company realized gross losses of $27,000 on the sale of available for sale municipal securities. There were no securities sales during the three-month period ended March 31, 2022.

At March 31, 2023, U.S. agency mortgage-backed available for sale investment securities with a par value of $28.5 million were pledged as collateral for an advance from the Federal Reserve through the Bank Term Funding Program (“BTFP”). There were no investment securities pledged as collateral for any purpose as of December 31, 2022.

4.           Loans and Allowance for Credit Losses

The Company’s loan and allowance for credit loss policies are as follows:

Loans Held for Investment. Loans are stated at unpaid principal balances, less net deferred loan fees and the allowance for credit losses. The Company grants real estate mortgages, commercial business and consumer loans.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nonaccrual Loans. The recognition of income on a loan is discontinued and previously accrued interest is reversed when interest or principal payments become 90 days past due unless, in the opinion of management, the outstanding interest remains collectible. Past due status is determined based on contractual terms. Generally, by applying the cash receipts method, interest income is subsequently recognized only as received until the loan is returned to accrual status. The cash receipts method is used when the likelihood of further loss on the loan is remote. Otherwise, the Company applies the cost recovery method and applies all payments as a reduction of the unpaid principal balance until the loan qualifies for return to accrual status. Interest income on nonaccrual loans is recognized using the cost recovery method, unless the likelihood of further loss on the loan is remote.

A loan is restored to accrual status when all principal and interest payments are brought current and the borrower has demonstrated the ability to make future payments of principal and interest as scheduled, which generally requires that the borrower demonstrate a period of performance of at least six consecutive months.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

On January 1, 2023, the Company implemented Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02 (collectively “ASC 326”), commonly referred to as the current expected credit loss methodology (“CECL”).  Under the CECL model, the allowance for credit losses on loans represents a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loan portfolio. As a result, the opening balances for the allowance for credit losses increased by $557,000 as of January 1, 2023. The adoption reduced the Company’s retained earnings on a tax-effected basis of $425,000, with no impact on earnings.

The Company measures expected credit losses for its portfolio segments utilizing the Weighted Average Remaining Maturity (“WARM”) allowance for credit losses methodology. The WARM methodology uses an average loss rate for each loan segment and applies that rate to future expected outstanding balances of that segment. The Company selected the WARM methodology given the loan portfolio’s current size and complexity. The Company has elected to exclude accrued interest receivable and net deferred fees from its calculation of the allowance for credit losses.

The Company uses a disciplined process and methodology to evaluate the allowance for credit losses on loans on at least a quarterly basis that is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated or loans otherwise classified as doubtful or substandard. For such loans that are classified as individually analyzed, an allowance is established when the discounted cash flows or collateral value of the individually analyzed loan is lower than the carrying value of that loan.

The general component covers non-classified loans and classified loans that are not individually analyzed. Such loans are pooled by portfolio segment and losses are modeled using annualized historical loss experience adjusted for qualitative factors. The historical loss experience is determined by portfolio segment and is based on the Company’s actual loss history since 2008 unless the historical loss experience is not considered indicative of the level of risk in the remaining balance of a particular portfolio segment, in which case an adjustment is determined by management. The Company’s historical loss experience is then adjusted for qualitative factors that are reviewed on a quarterly basis.

Management’s determination of the allowance for credit losses on loans considers changes and trends in the following qualitative loss factors:  lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices and management experience, national and local economic conditions, new loan trends, past due and nonaccrual loans, loan reviews, collateral values, credit concentrations and other internal and external factors such as competition, legal and regulatory changes. Each loan pool’s historical loss rate is adjusted based on positive or negative changes in the qualitative loss factor. This adjustment determines the adjusted loss rate used in management’s allowance for credit loss adequacy calculation.

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred loan losses for individually analyzed loans in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The following portfolio segments are considered in the allowance for credit losses analysis:  one-to-four family residential real estate, multi-family residential real estate, construction, commercial real estate, commercial business, and consumer loans.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Allowance for Credit Losses on Unfunded Loan Commitments. The Company records an allowance for credit losses on unfunded loan commitments through a provision for credit losses. The allowance for credit losses on unfunded loan commitments is estimated by loan segment under the CECL model using the same methodologies as funded portfolio loans, taking into consideration the likelihood that funding will occur and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets. Upon implementation of ASC 326 on January 1, 2023, the Company recorded an allowance for credit losses on unfunded loan commitments of $73,000. The adoption reduced the Company’s retained earnings on a tax-effected basis of $56,000, with no impact on earnings.

The following table summarizes the total impact of the adoption of ASC 326 on January 1, 2023:

	January 1 ,2023
	As reported under	Pre-ASC 326	Impact of ASC 326
(In thousands)	ASC 326	Adoption	Adoption
Allowance for credit losses on loans:
One-to-four family residential	$717	$705	$12
Multi-family residential	389	86	303
Construction	101	18	83
Commercial real estate	775	650	125
Commercial business	207	199	8
Consumer	60	34	26
Total allowance for credit losses on loans	$2,249	$1,692	$557

Total allowance for credit losses on unfunded loan commitments	$73	$—	$73

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on individually analyzed loans. Partial charge-offs on nonperforming and individually analyzed loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for credit

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for credit losses because they are estimates and the outcome of the loan relationship is undetermined.

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

Individually Analyzed Loans. A loan is individually analyzed when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually analyzed. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Individually analyzed loans are measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Values for individually evaluated collateral dependent loans are generally based on appraisals obtained from independent licensed real estate appraisers, with adjustments applied for estimated costs to sell the property, costs to complete unfinished or repair damaged property and other factors. New appraisals or valuations are generally obtained for all significant properties (if the value is estimated to exceed $100,000) when a loan is individually analyzed. Subsequent appraisals are obtained or an internal evaluation is prepared annually, or more frequently if management believes there has been a significant change in the market value of a collateral property securing a collateral dependent individually analyzed loan. In instances where it is not deemed necessary to obtain a new appraisal, management bases its evaluation on the original appraisal with adjustments for current conditions based on management’s assessment of market factors and inspection of the property.

At March 31, 2023, the Company had $16,000 in foreclosed residential real estate properties where physical possession has occurred. The Company did not have any foreclosed residential real estate properties where physical possession had occurred at December 31, 2022.

At March 31, 2023, there were five loans with an amortized cost of $168,000 that are secured by residential real estate property for which formal foreclosure proceedings are in process. The amortized cost of loans collateralized by residential real estate property in the process of foreclosure was $116,000 at December 31, 2022.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Real estate mortgage loans:
One-to-four family residential	$66,100	$64,747
Multi-family residential	8,660	8,271
Construction	4,559	7,847
Commercial real estate	54,349	48,590
Commercial business loans	14,143	14,675
Consumer loans	1,865	2,077
Total loans	149,676	146,207

Deferred loan origination fees and costs, net	(154)	(136)
Allowance for credit losses on loans	(2,324)	(1,692)

Loans, net	$147,198	$144,379

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the components of the Company’s recorded investment in loans at December 31, 2022:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Recorded Investment in Loans:
Principal loan balance	$64,747	$8,271	$7,847	$48,590	$14,675	$2,077	$146,207

Accrued interest receivable	178	14	19	182	36	8	437

Net deferred loan fees/costs	13	(24)	(32)	(106)	(24)	37	(136)

Total	$64,938	$8,261	$7,834	$48,666	$14,687	$2,122	$146,508

Recorded Investment in Loans as Evaluated:
Individually evaluated	$490	$—	$—	$125	$279	$—	$894

Collectively evaluated	64,448	8,261	7,834	48,541	14,408	2,122	145,614

Total	$64,938	$8,261	$7,834	$48,666	$14,687	$2,122	$146,508

An analysis of the allowance for credit losses on loans as of December 31, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Ending allowance balance attributable to loans:
Individually evaluated	$21	$—	$—	$—	$14	$—	$35

Collectively evaluated	684	86	18	650	185	34	1,657

Total	$705	$86	$18	$650	$199	$34	$1,692

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for credit losses on loans for the three months ended March 31, 2023 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for credit losses on loans:
Beginning balance	$705	$86	$18	$650	$199	$34	$1,692
Impact of adopting ASC 326	12	303	83	125	8	26	557
Provisions	4	25	(41)	104	(13)	(1)	78
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	2	—	—	—	—	—	2

Ending balance	$723	$414	$60	$879	$194	$54	$2,324

An analysis of the changes in the allowance for credit losses on loans for the three months ended March 31, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for credit losses on loans:
Beginning balance	$873	$102	$25	$363	$127	$33	$1,523
Provisions	(93)	(8)	(5)	112	(7)	1	—
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	2	—	—	—	—	1	3

Ending balance	$782	$94	$20	$475	$120	$31	$1,522

The following table summarizes the amortized cost and allowance for credit losses allocated to loans which are collaterally dependent to determine expected credit losses as of March 31, 2023:

				Allocated
	Real Estate	Other	Total	Allowance

	(In thousands)
One-to-four family residential	$464	$—	$464	$21
Commercial real estate	113	—	113	—
Commercial business	—	261	261	10

Total	$577	$261	$838	$31

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s individually analyzed loans for the three-month period ended March 31, 2022. The Company did not recognize any interest income on individually analyzed loans using the cash receipts method of accounting for the three-month period ended March 31, 2022.

	Three Months Ended
	March 31, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized

Loans with no related allowance recorded:
One-to-four family residential	$717	$—
Commercial real estate	100	1
Commercial business	—	—
Consumer	1	—
	$818	$1

Loans with an allowance recorded:
One-to-four family residential	$245	$3
Commercial real estate	68	1
Commercial business	326	4
Consumer	—	—
	$639	$8

Total:
One-to-four family residential	$962	$3
Commercial real estate	168	2
Commercial business	326	4
Consumer	1	—
	$1,457	$9

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s individually analyzed loans as of December 31, 2022:

	At December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

	(In thousands)
Loans with no related allowance recorded:
One-to-four family residential	$762	$820	$—
Commercial real estate	60	60	—
Commercial business	—	—	—
Consumer	—	—	—
	$822	$880	$—

Loans with an allowance recorded:
One-to-four family residential	$267	$274	$21
Commercial real estate	66	68	—
Commercial business	279	279	14
Consumer	—	—	—
	$612	$621	$35

Total:
One-to-four family residential	$1,029	$1,094	$21
Commercial real estate	126	128	—
Commercial business	279	279	14
Consumer	—	—	—
	$1,434	$1,501	$35

The following table presents the amortized cost of nonaccrual loans and loans past due over 90 days and still accruing at March 31, 2023 and December 31, 2022:

	At March 31, 2023			At December 31, 2022
		Nonaccrual	Loans 90+		Nonaccrual	Loans 90+
		Loans	Days		Loans	Days
	Nonaccrual	Without an	Past Due	Nonaccrual	Without an	Past Due
	Loans	Allowance	Still Accruing	Loans	Allowance	Still Accruing

	(In thousands)
One-to-four family residential	$612	$171	$—	$732	$193	$—
Construction	146	—	—	—	—	—
Commercial real estate	320	—	—	—	—	—

Total	$1,078	$171	$—	$732	$193	$—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the aging of the amortized cost of loans at March 31, 2023:

				Over		Total
		30‑59 Days	60‑89 Days	90 Days	Total	Accruing	Nonaccrual	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans

	(In thousands)
March 31, 2023
One-to-four family residential	$65,022	$466	$—	$—	$466	$65,488	$612	$66,100
Multi-family residential	8,660	—	—	—	—	8,660	—	8,660
Construction	4,413	—	—	—	—	4,413	146	4,559
Commercial real estate	53,976	53	—	—	53	54,029	320	54,349
Commercial business	14,143	—	—	—	—	14,143	—	14,143
Consumer	1,846	19	—	—	19	1,865	—	1,865

Total	$148,060	$538	$—	$—	$538	$148,598	$1,078	$149,676

The following tables present the aging of the recorded investment in loans at December 31, 2022:

				Over		Total
		30‑59 Days	60‑89 Days	90 Days	Total	Accruing	Nonaccrual	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans

	(In thousands)
December 31, 2022
One-to-four family residential	$63,610	$596	$—	$—	$596	$64,206	$732	$64,938
Multi-family residential	8,261	—	—	—	—	8,261	—	8,261
Construction	7,834	—	—	—	—	7,834	—	7,834
Commercial real estate	48,222	444	—	—	444	48,666	—	48,666
Commercial business	14,676	11	—	—	11	14,687	—	14,687
Consumer	2,122	—	—	—	—	2,122	—	2,122

Total	$144,725	$1,051	$—	$—	$1,051	$145,776	$732	$146,508

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

Pass:  Loans not meeting the criteria below are considered to be pass rated loans.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the amortized cost of loans, segregated by portfolio segment, risk category and year of origination as of March 31, 2023 and gross charge-offs for the three months ended March 31, 2023:

							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In thousands)
One-to-four family residential
Pass	$1,611	$13,417	$10,554	$6,491	$2,782	$26,300	$4,333	$65,488
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	612	—	612
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total one-to-four family residential	1,611	13,417	10,554	6,491	2,782	26,912	4,333	66,100
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family residential
Pass	498	2,395	3,107	2,210	—	450	—	8,660
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multi-family residential	498	2,395	3,107	2,210	—	450	—	8,660
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction
Pass	1,246	481	—	—	—	—	2,686	4,413
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	146	—	—	—	—	146
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction	1,246	481	146	—	—	—	2,686	4,559
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate
Pass	3,260	19,101	8,796	4,389	3,085	8,084	3,931	50,646
Special mention	—	—	3,383	—	—	—	—	3,383
Substandard	—	—	320	—	—	—	—	320
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	3,260	19,101	12,499	4,389	3,085	8,084	3,931	54,349
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial business
Pass	490	1,842	7,783	260	192	335	3,241	14,143
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial business	490	1,842	7,783	260	192	335	3,241	14,143
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer
Pass	188	763	678	110	48	16	62	1,865
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	188	763	678	110	48	16	62	1,865
Current period gross charge-offs	—	—	—	—	—	—	5	5
Total loans
Pass	$7,293	$37,999	$30,918	$13,460	$6,107	$35,185	$14,253	$145,215
Special mention	—	—	3,383	—	—	—	—	3,383
Substandard	—	—	466	—	—	612	—	1,078
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$7,293	$37,999	$34,767	$13,460	$6,107	$35,797	$14,253	$149,676
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$5	$5

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in loans by risk category as of December 31, 2022:

	One-to-	Multi-
	Four Family	Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Pass	$64,206	$8,261	$7,834	$45,256	$14,687	$2,122	$142,366
Special mention	—	—	—	3,410	—	—	3,410
Substandard	732	—	—	—	—	—	732
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$64,938	$8,261	$7,834	$48,666	$14,687	$2,122	$146,508

Loan Modification Disclosures Pursuant to ASU 2022-02. On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures, which introduced new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 was applied on a prospective basis. A modification to a loan may arise in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. ASU 2022-02 requires that certain types of modifications be reported, including principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension or any combination thereof.

There were no loans that were both experiencing financial difficulty and modified as defined under ASU 2022-02 during the three months ended March 31, 2023.

Troubled Debt Restructuring (“TDR”) Disclosures Prior to the Adoption of ASU 2022-02. Modification of a loan is considered to be a TDR if the debtor is experiencing financial difficulties and the Company grants a concession to the debtor that it would not otherwise consider. By granting the concession, the Company expects to obtain more cash or other value from the debtor, or to increase the probability of receipt, than would be expected by not granting the concession. The concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount of the debt. A concession will be granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest at the original stated rate. A concession may also be granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s TDRs by accrual status as of December 31, 2022:

	December 31, 2022
				Related
	Accruing	Nonaccrual	Total	Allowance

	(In thousands)
One-to-four family residential	$298	$85	$383	$21
Commercial real estate	125	—	125	—
Commercial business	279	—	279	14

Total	$702	$85	$787	$35

At December 31, 2022 there were no commitments to lend additional funds to debtors whose loan terms have been modified in a TDR (both accruing and nonaccruing).

There were no TDRs that were restructured during the three months ended March 31, 2022.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for loan credit losses related to TDRs modified during the three-month period ended March 31, 2022.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three-month period ended March 31, 2022. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for credit losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Advances

At March 31, 2023 and December 31, 2022, the Company had $25.0 million in advances outstanding from the Federal Reserve and $29.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance with an original maturity date of June 27, 2024 and bearing an interest rate of 1.73%. On June 27, 2022, the FHLB exercised its put option on this advance.

During the three-month period ended March 31, 2023, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The advances had an average term of six days. The following table sets forth information on the short-term FHLB advances during the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Outstanding at period-end	$—	$—
Average amount outstanding	20,422	—
Maximum amount outstanding at any month-end	26,000	—
Weighted average interest rate:
During period	4.57%	—
End of period	—%	—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, during the three-month period ended March 31, 2023, the Company utilized a $5.0 million line of credit with the FHLB. The following table sets forth information on the FHLB line of credit advances during the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Outstanding at period-end	$—	$—
Average amount outstanding	5	—
Maximum amount outstanding at any month-end	339	—
Weighted average interest rate:
During period	4.77%	—
End of period	—%	—

The advances are secured under a blanket collateral agreement with the FHLB. At March 31, 2023, the carrying value of mortgage loans pledged as security for advances was $61.8 million.

On March 12, 2023, the Federal Reserve created the BTFP to provide additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency mortgage-backed securities and borrowed $25.0 million from the BTFP at a fixed rate of 4.37% for a one-year period on March 20, 2023. Upon receipt of this funding from the BTFP, the Company repaid its advance from the Federal Home Loan Bank of Indianapolis. At March 31, 2023, the pledged securities had a par value of $28.5 million.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. Potential dilutive common shares are excluded from the computation of diluted net income per common share in the periods where the effect would be antidilutive. Excluded from the computation of diluted net income per common share were weighted-average antidilutive shares totaling 89,403 for the three months ended March 31, 2023. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three-month period ended March 31, 2022.

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$340	$467

Shares:
Weighted average common shares outstanding	2,700,728	2,811,781

Net income per common share, basic	$0.13	$0.17

Diluted
Earnings:
Net income	$340	$467

Shares:

Weighted average common shares outstanding	2,700,728	2,811,781
Add: Dilutive effect of stock options	101	2,519
Add: Dilutive effect of restricted stock	—	2,167

Weighted average common shares outstanding, as adjusted	2,700,829	2,816,467

Net income per common share, diluted	$0.13	$0.17

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Compensation expense recognized for the three-month period ended March 31, 2023 was $34,000. Compensation expense recognized for the three-month period ended March 31, 2022 was $39,000. The ESOP trust held 52,430 allocated shares and 152,359 unallocated shares of Company common stock at March 31, 2023. The fair value of the unallocated shares was $1.7 million at March 31, 2023.

8.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of March 31, 2023, on an adjusted basis, awards for stock options totaling 78,010 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. No additional awards may be made under the 2010 Plan.

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At March 31, 2023, awards for stock options totaling 20,900 shares and awards for restricted stock totaling 48,319 shares of the Company common stock have been granted to participants in the 2019 Plan.

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

The fair value of stock options granted is determined at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on historical volatility of the Company's stock. The expected term of options granted represents the period of time that options are expected to be outstanding and is based on the average of the vesting term and the original contractual term as the Company does not have sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term due to the limited period of time its common shares have been publicly traded. The risk-free rate for the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity as of March 31, 2023, and changes during the three-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	89,637	$13.38
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	89,637	$13.38	7.3	$1,000

Vested and expected to vest	89,637	$13.38	7.3	$1,000

Exercisable at end of period	60,438	$13.37	6.9	$1,000

For the three-month periods ended March 31, 2023 and 2022, the Company recognized $16,000 and $13,000, respectively, in compensation expense related to the stock option plan. At March 31, 2023, there was $94,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 2.2 years.

A summary of the activity for the Company’s nonvested restricted shares as of March 31, 2023 and changes during the three-month period then ended is presented below:

Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	32,839	$14.05
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at end of period	32,839	$14.05

For the three-month periods ended March 31, 2023 and 2022, the Company recognized $51,000 and $41,000, respectively, in compensation expense related to the restricted stock plans. At March 31, 2023, unrecognized compensation expense related to nonvested restricted shares was $407,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.5 years.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022. The Company had no liabilities measured at fair value as of March 31, 2023 and December 31, 2022.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
March 31, 2023

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,208	$—	$11,208
Agency CMO	—	18,519	—	18,519
U.S. Treasury securities	—	9,527	—	9,527
U.S. Government agency obligations	—	1,853	—	1,853
Municipal obligations	—	60,452	—	60,452
Total securities available for sale	$—	$101,559	$—	$101,559

December 31, 2022

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,389	$—	$11,389
Agency CMO	—	18,994	—	18,994
U.S. Treasury securities	—	9,439	—	9,439
U.S. Government agency obligations	—	1,813	—	1,813
Municipal obligations	—	63,716	—	63,716
Total securities available for sale	$—	$105,351	$—	$105,351

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

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three months ended March 31, 2023 and 2022. There were no transfers into or out of the Company’s Level 3 financial assets for the three-month periods ended March 31, 2023 and 2022.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

represent the underlying value of the Company. The estimated fair values of the Company’s financial instruments are as follows:

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
March 31, 2023

Financial assets:
Cash and cash equivalents	$4,471	$4,471	$—	$—
Securities available for sale	101,559	—	101,559	—
Securities held to maturity	13	—	13	—
Loans, net	147,198	—	—	143,846
FHLB stock	1,778	N/A	N/A	N/A
Accrued interest receivable	1,042	—	1,042	—

Financial liabilities:
Noninterest-bearing deposits	27,936	27,936	—	—
Interest-bearing deposits	177,701	—	—	176,244
Advance from Federal Reserve	25,000	—	24,884	—
Accrued interest payable	82	—	82	—

December 31, 2022

Financial assets:
Cash and cash equivalents	$5,684	$5,684	$—	$—
Securities available for sale	105,351	—	105,351	—
Securities held to maturity	17	—	17	—
Loans, net	144,379	—	—	138,744
FHLB stock	1,778	N/A	N/A	N/A
Accrued interest receivable	1,323	—	1,323	—

Financial liabilities:
Noninterest-bearing deposits	28,232	28,232	—	—
Interest-bearing deposits	177,832	—	—	175,969
Advance from FHLB	29,000	—	29,000	—
Accrued interest payable	12	—	12	—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.           Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Deposit account service charges	$91	$81
Brokered loan fees	15	43
ATM and debit card fee income	139	136
Other income	8	1
Revenue from contracts with customers	253	261

Net loss on sales of securities available for sale	(27)	—
Increase in cash surrender value of life insurance	14	14
Other income	4	10
Other noninterest income	(9)	24

Total noninterest income	$244	$285

A description of the Company’s revenue streams accounted for under FASB ASC 606 follows:

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credits Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted in any interim period. The Company has assessed ASU 2023-02 and does not expect it to have a material impact on its accounting and disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement for Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by use of the words “expects,” “believes,” “anticipates,” “intends,” “could,” “should” and similar expressions. Forward-looking statements also include, but are not limited to, statements regarding estimated cost savings, plans and objectives for future operations, and the Company’s business and growth strategies. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

●	changes in economic conditions, either nationally or in our market area;
●	fluctuations in interest rates;
●	the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	the possibility of credit losses of securities held in our securities portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in the demand for loans, the number of unsold homes, land and other properties, and fluctuations in real estate values and both residential and commercial and multi-family real estate market conditions in our market area;
●	secondary market conditions for loans and our ability to originate loans for sale and sell loans in the secondary market;
●	our ability to attract and retain deposits;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and expected cost savings and other benefits within the anticipated time frames or at all;
●	disruptions to the economy and the U.S. banking system caused by recent bank failures, risks associated with uninsured deposits and responsive measures taken by federal and/or state governments or banking regulators, including special assessments or increases in the cost of our deposit insurance;
●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
●	monetary and fiscal policies of the Board of Governors of the Federal Reserve (“Federal Reserve”) and the U.S. Government and other governmental initiatives affecting the financial services industry;
●	results of examinations of Mid-Southern Bancorp and Mid-Southern Savings Bank by our regulators, including the possibility that the regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets, change Mid-Southern Savings Bank’s regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;
●	our ability to control operating costs and expenses;

●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
●	difficulties in reducing risks associated with the loans on our balance sheet;
●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
●	our ability to retain key members of our senior management team;
●	costs and effects of litigation, including settlements and judgments;
●	our ability to implement our business strategies;
●	increased competitive pressures among financial services companies;
●	changes in consumer spending, borrowing and savings habits;
●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
●	our ability to pay dividends on our common stock;
●	adverse changes in the securities markets;
●	the inability of key third-party providers to perform their obligations to us;
●	statements with respect to our intentions regarding disclosure and other changes resulting from the JOBS Act;
●	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described from time to time in our filings with the SEC, including our 2022 Form 10-K.

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

Overview

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in loans secured by first and second mortgages on one- to four-family residences (including home equity loans and lines of credit), commercial and multi-family, consumer and commercial business loans and, to a lesser extent, construction and land loans. We offer a wide variety of consumer loan products, including automobile loans, boat loans, manufactured homes not secured by permanent dwellings and recreational vehicle loans. We intend to continue emphasizing our residential mortgage, home equity and consumer lending, while also expanding our emphasis in commercial and multi-family real estate and commercial business lending.

Our operating revenues are derived principally from earnings on interest earning assets, service charges and fees. Our primary sources of funds are deposits, advances from the Federal Reserve and Federal Home Loan Bank (“FHLB”) and other borrowings, and payments received on loans and securities. We offer a variety of deposit accounts that provide a wide range of interest rates and terms, generally including savings, money market, term certificate and checking accounts. Our noninterest expenses consist primarily of salaries and employee benefits, expenses for occupancy and marketing and computer services. Salaries and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, property taxes, depreciation charges, maintenance and costs of utilities.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the balance sheet and it is recorded as a reduction of loans. The allowance is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan and the entire allowance is available to absorb all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

On January 1, 2023, the Company implemented Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02 (collectively “ASC 326”), commonly referred to as the current expected credit loss methodology (“CECL”).  Under the CECL model, the allowance for credit losses on loans represents a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loan portfolio. In addition, the Company records an allowance for credit losses on unfunded loan commitments through a provision for credit losses. The allowance for credit losses on unfunded loan commitments is estimated by loan segment under the CECL model using the same methodologies as funded portfolio loans, taking into consideration the likelihood that funding will occur and is included in accrued expenses and other liabilities on the Company’s consolidated balance sheets. As a result, the opening balances for the allowance for credit losses on loans and unfunded loan commitments increased by $557,000 and $73,000, respectively, as of January 1, 2023. The adoption reduced the Company’s retained earnings on a tax-effected basis of $481,000, with no impact on earnings.

The allowance consists of specific and general components. The specific component relates to loans that are classified as individually analyzed. For loans that are individually analyzed, an allowance is established when the discounted cash flows or collateral value of the loan are lower than the carrying value of that loan.

The general component covers pools of loans, by loan segment, as well as smaller balance homogenous loans, such as residential real estate, home equity and other consumer loans. The Company measures expected credit losses for its portfolio segments utilizing the Weighted Average Remaining Maturity (“WARM”) allowance for credit losses methodology. The WARM methodology uses an average loss rate for each loan pool and applies that rate to future expected outstanding balances of that pool. These pools of loans are also adjusted for qualitative factors. The qualitative factors include:

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

Each factor is assigned a weight and a value to reflect improving, minor, moderate or high risk conditions based on management's best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in risk factors in a narrative accompanying the allowance for credit losses analysis and calculation.

In addition, various bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination.

Income Taxes. Income taxes are provided for the tax effects of certain transactions reported in the consolidated financial statements. Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the financial reporting and income tax basis of the allowance for credit losses, premises and equipment, certain state tax credits, and deferred loan origination costs. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third-party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of individually evaluated loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

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

Net interest income (tax-equivalent basis), yield on interest-earning assets (tax-equivalent basis), net interest rate spread (tax-equivalent basis) and net interest margin (tax-equivalent basis). Net interest income (tax-equivalent basis) is a non-GAAP measure that adjusts for the tax-favored status of net interest income from certain loans and investments and is not permitted under GAAP in the consolidated statements of income. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is net interest income. Yield on interest-earning assets (tax-equivalent basis) is the ratio of interest income earned from interest-earning assets, adjusted on a tax-equivalent basis, and average interest-earning assets. The most directly comparable financial measure in accordance with GAAP is yield on interest-earning assets. Net interest rate spread (tax-equivalent basis) is the difference in the average yield on average earning assets on a tax-equivalent basis and the average rate paid on average interest-bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is net interest rate spread. Net interest margin (tax-equivalent basis) is the ratio of net interest income (tax-equivalent basis) to average earning assets. The most directly comparable financial measure in accordance with GAAP is net interest margin.

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

	Three Months Ended
	March 31,
Net interest income, yield on interest-earning assets, net interest rate spread, net interest margin (tax-equivalent basis):	2023	2022

Net interest income (GAAP)	$1,860	$1,733
Tax-equivalent adjustments: (1)
Loans	2	1
Tax-exempt investment securities	110	102
Net interest income (tax-equivalent basis)	$1,972	$1,836

Average interest-earning assets (2)	$269,485	$250,933

Yield on interest-earning assets	3.69%	3.00%
Yield on interest-earning assets (tax-equivalent basis)	3.85%	3.17%

Net interest rate spread	2.48%	2.68%
Net interest rate spread (tax-equivalent basis)	2.64%	2.85%

Net interest margin	2.76%	2.76%
Net interest margin (tax-equivalent basis)	2.93%	2.93%

(1) - Tax-exempt income has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21% for 2023 and 2022.

(2) - Investment securities, which are included in interest-earning assets, are based on amortized cost and do not give effect to changes in fair value that are reflected in Accumulated Other Comprehensive Income / Loss.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets decreased $2.9 million, or 1.1%, to $266.4 million at March 31, 2023 from $269.2 million at December 31, 2022.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $1.2 million, or 21.3%, to $4.5 million at March 31, 2023 from $5.7 million at December 31, 2022 due primarily to net payments on advances and an increase in net loans receivable, partially offset by the net effect of activity in available for sale securities.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multi-family residential loans, commercial business loans, commercial real estate loans and construction loans. To a lesser extent, we originate consumer loans. Net loans receivable increased $2.8 million, or 2.0%, to $147.2 million at March 31, 2023 from $144.4 million at December 31, 2022. The increase in net loans receivable was due primarily to increases in commercial real estate loans and one-to-four family residential loans, partially offset by decreases in residential construction loans and commercial construction loans. In addition, on January 1, 2023, we adopted ASC 326. As a result, the opening balances for the allowance for credit losses on loans increased by $557,000 as of January 1, 2023.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government securities, U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $3.8 million, or 3.6%, to $101.6 million at March 31, 2023 from $105.4 million at December 31, 2022. The decrease was due primarily to sales of $4.1 million in municipal obligations and $2.0 million in principal collections, calls and maturities on mortgage-backed and tax-exempt securities, partially offset by a $2.4 million gross unrealized gain in the available for sale securities portfolio.

Other Assets.  Other assets decreased $414,000 to $4.3 million at March 31, 2023 from $4.7 million at December 31, 2022 primarily due to a $327,000 decrease in the net deferred tax asset, largely attributable to the change in the tax effect on the unrealized loss on available for sale securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits decreased $427,000, or 0.2%, to $205.6 million at March 31, 2023 from $206.1 million at December 31, 2022.

Uninsured deposits, not covered by the FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (“PDIF”), were 8.3% of total deposits as of March 31, 2023 versus 10.3% as of December 31, 2022. The PDIF insures those public funds of the State of Indiana and its political subdivisions deposited in approved financial institutions. The Company does not hold public funds for any institutions outside of the State of Indiana. Deposits not insured by FDIC insurance coverage (including the public fund deposits that are covered by the PDIF) were approximately 17.0% and 19.0% as of March 31, 2023 and December 31, 2022, respectively.

Borrowings.  At March 31, 2023 and December 31, 2022, the Company had $25.0 million in advances outstanding from the Federal Reserve and $29.0 million in advances outstanding from the FHLB, respectively. On June 27, 2019, the Company borrowed $10.0 million from the FHLB as a putable fixed-rate advance with an original maturity date of June 27, 2024 and bearing an interest rate of 1.73%. On June 27, 2022, the FHLB exercised its put option on this advance.

During the three-month period ended March 31, 2023, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. Average borrowings during the period totaled $20.4 million bearing a weighted average interest rate of 4.57% and an average term of six days. In addition, on April 13, 2022, the Company began utilizing a $5.0 million line of credit from the FHLB. As of March 31, 2023, the Company did not have an outstanding balance on the line of credit.

On March 12, 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”) to provide additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency mortgage-backed securities and borrowed $25.0 million from the BTFP at a fixed rate of 4.37% for a one-year period on March 20, 2023. Upon receipt of this funding from the BTFP, the Company repaid its advance from the Federal Home Loan Bank of Indianapolis. On March 20, 2023, the Company repaid its initial borrowing with the BTFP in exchange for an advance of $25.0 million at a fixed rate of 4.37% for a one-year period. At March 31, 2023, the pledged securities had a par value of $28.5 million.

Stockholders’ Equity.  Stockholders’ equity increased $1.6 million to $34.9 million at March 31, 2023 from $33.3 million at December 31, 2022. The increase was due primarily to an increase in the accumulated other comprehensive income (loss), net of tax, of $1.8 million and net income of $340,000, partially offset by the after-tax impact of $481,000 related to the implementation of ASC 326.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

Net Income.  Net income was $340,000 ($0.13 per common share diluted) for the three months ended March 31, 2023, compared to net income of $467,000 ($0.17 per common share diluted) for the three months ended March 31, 2022. The primary reasons for the decrease in net income between the periods were increased noninterest expenses and decreased noninterest income, partially offset by increased net interest income and an increased income tax benefit.

Net Interest Income.  Net interest income after provision for credit losses increased $75,000, or 4.3%, to $1.8 million for the three months ended March 31, 2023 compared to $1.7 million for the three months ended March 31, 2022 due primarily to an increase in average balance of and the yield earned on interest-earning assets, partially offset by an increase in the average balance of and the cost incurred on interest-earning liabilities and an increase in the provision for credit losses.

Total interest income increased $600,000, or 31.9%, to $2.5 million for the three months ended March 31, 2023 as compared to $1.9 million the same period in 2022. The increase resulted from increases in the average balance of and the yield earned on interest-earning assets. The average balance of interest-earning assets increased to $269.5 million for the quarter ended March 31, 2023 from $250.9 million for the quarter ended March 31, 2022, due primarily to increases in loans receivable and investment securities, partially offset by decreases in interest-bearing deposits with banks. The average yield on interest-earning assets and tax-equivalent yield on interest-earning assets(1) increased to 3.69% and 3.85%, respectively, for the quarter ended March 31, 2023 from 3.00% an 3.17%, respectively, for the quarter ended March 31, 2022, due primarily to an increase in market interest rates.

Total interest expense increased $473,000, or 315.3%, to $623,000 for the three months ended March 31, 2023 compared to $150,000 for the three months ended March 31, 2022 due to increases in the average balances of and the costs incurred on interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 1.21% for the quarter ended March 31, 2023 from 0.32% for the same period in 2022. The average balance of interest-bearing liabilities increased to $205.2 million for the quarter ended March 31, 2023 from $184.8 million for the same period in 2022, due primarily to increases in the average balance of borrowings and time deposits, partially offset by a decrease in savings and interest-bearing deposits. The average balance and cost of borrowings increased to $24.6 million and 4.49%, respectively, as of March 31, 2023 from $10.0 million and 1.73%, respectively, for the same period in 2022. The average cost of deposits increased to 0.77% for the quarter ended March 31, 2023 from 0.24% for the same period in 2022. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread and interest rate spread on a tax-equivalent basis(1) decreased to 2.48% and 2.64%, respectively, for the quarter ended March 31, 2023, from 2.68% and 2.85%, respectively for the quarter ended March 31, 2022. The net interest margin and net interest margin on a tax-equivalent basis(1) remained at 2.76% and 2.93%, respectively, for the quarters ended March 31, 2023 and March 31, 2022.

Provision for Credit Losses.  The amortized cost of non-performing loans decreased to $612,000, at March 31, 2023 compared to $732,000 at December 31, 2022, or 0.4% and 0.5% of total loans, respectively. At March 31, 2023, $399,000 or 65.1% of nonperforming loans were current on their loan payments.

On January 1, 2023, the Company implemented ASC 326, and as a result, the opening balances for the allowance for credit losses and reserve for unfunded loan commitments increased by $557,000 and $73,000, respectively, as of January 1, 2023. The adoption entries reduced the Company’s retained earnings on a tax-effected basis of $481,000, with no impact on earnings.

Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Credit Losses,” the Company recorded a net provision for credit losses of $52,000 for the three months ended March 31, 2023 compared to no provision recorded for three months ended March 31, 2022.

Noninterest Income.  Noninterest income decreased $41,000, or 14.4%, for the quarter ended March 31, 2023 as compared to the same period in 2022, due primarily to a reduction in brokered loan fees of $28,000 and a $27,000 net loss on the sale of available for sale investment securities, partially offset by increases of $10,000 in deposit account service charges and $3,000 in ATM and debit card fee income.

Noninterest Expense.  Noninterest expense increased $232,000, or 15.3%, for the quarter ended March 31, 2023 as compared to the same period in 2022. The increase was due primarily to increases in data processing expenses of $93,000, compensation and benefits expenses of $58,000, professional fees of $25,000, occupancy and equipment expenses of $23,000 and other expenses of $20,000.

Income Tax Expense.  The Company recorded an income tax benefit of $37,000 for the quarter ended March 31, 2023, compared to an expense of $34,000 for the same period in 2022. The income tax benefit for the quarter ended March 31, 2023 is primarily due to an increase in tax-exempt income in proportion to income before income taxes.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). If we require funds beyond our ability to generate them internally, we have additional borrowing capacity of $37.9 million with the FHLB of Indianapolis at March 31, 2023. We could also seek supplemental funding through the Federal Reserve’s BTFP by pledging as collateral additional U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities from our investment portfolio. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $1.3 million at March 31, 2023.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, which provide liquidity to meet lending requirements. We also generate cash through borrowings. We utilize borrowings to leverage our capital base and provide funds for our lending and investment activities, and to enhance our interest rate risk management.

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At March 31, 2023, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $17.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2023, totaled $40.5 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at March 31, 2023, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

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

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 15.3% at March 31, 2023 and 15.4% at December 31, 2022.

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

We are subject to interest rate risk to the extent that our interest-bearing liabilities, primarily deposits and advances, reprice more rapidly or at different rates than our interest-earning assets. In order to minimize the potential for adverse effects of material prolonged increases or decreases in interest rates on our results of operations, we have adopted an asset and liability management policy. Our board of directors sets the asset and liability management policy, which is implemented by the asset/liability committee.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases or decreases of 100, 200, 300 and 400 basis points, our policy dictates that our Economic Value of Equity (“EVE”) ratio should not fall below 10.0%, 20.0%, 30.0% and 35%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at March 31, 2023.

Mid-Southern Savings Bank uses an EVE interest rate sensitivity analysis in order to evaluate the impact of its interest rate risk on earnings and capital. This is measured by computing the changes in net EVE for its cash flow from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. EVE modeling involves discounting present values of cash flows for on and off-balance sheet items under different interest rate scenarios and provides no effect given to any steps that management might take to counter the effect of the interest rate movements. The discounted present value of all cash flows represents the Mid-Southern Savings Bank’s EVE and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off balance sheet items. The amount of base case EVE and its sensitivity to shifts in interest rates provide a measure of the longer-term re-pricing and option risk in the balance sheet. The table presented below, as of March 31, 2023, is an analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, from no change to up and down 400 basis points.

Immediate Change				Economic Value of Equity as a
In the Level	Economic Value of Equity			% of Present Value of Assets

Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change

	(Dollars in thousands)
400bps	$49,671	$(10,559)	(17.5)%	18.9%	(4.0)%
300bps	53,211	(7,019)	(11.7)	20.3	(2.7)
200bps	56,514	(3,716)	(6.2)	21.5	(1.4)
100bps	58,933	(1,297)	(2.2)	22.4	(0.5)
Static	60,230	-	—	22.9	—
(100)bps	60,269	39	0.1	22.9	—
(200)bps	58,987	(1,243)	(2.1)	22.5	(0.5)
(300)bps	56,073	(4,157)	(6.9)	21.3	(1.6)
(400)bps	59,710	(520)	(0.9)	22.7	(0.2)

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

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk

Off-Balance Sheet Arrangements

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

For the three months ended March 31, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2022 Form 10-K.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of March 31, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2022 Form 10-K, under the section titled “Risk Factors”, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in the Company’s 2022 Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              During the three months ended March 31, 2023, there were no repurchases of our outstanding common shares.

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s Board of Directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. On November 17, 2021, the Company announced that its board of directors authorized an expansion of the repurchase program, permitting the Company to purchase an additional 150,000 shares of its common stock. As of March 31, 2023, the maximum number of shares that yet may be purchased under the current program is 173,097. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors we may deem appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q Report for the period ended March 31, 2023, formatted in iXBRL and contained in Exhibit 101.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated May 12, 2023	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated May 12, 2023	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)