Form 10-Q
period 2023-06-30
Mid-Southern Bancorp, Inc.
filed 2023-08-11
CIK 1734875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 04, 2023, there were 2,885,039 shares of the registrant’s common stock outstanding.

MID-SOUTHERN BANCORP, INC.

Item 1. Consolidated Financial Statements

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information) (Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$1,224	$979
Interest-bearing deposits with banks	4,644	4,705
Cash and cash equivalents	5,868	5,684

Securities available for sale, at fair value	99,141	105,351
Securities held to maturity	12	17

Loans, net of allowance for credit losses of $2,329 and $1,692, respectively	147,555	144,379

Federal Home Loan Bank stock, at cost	1,778	1,778
Premises and equipment	2,128	2,150
Accrued interest receivable:
Loans	444	437
Securities	771	886
Cash value of life insurance	3,854	3,826
Other assets	4,715	4,710

Total Assets	$266,266	$269,218

LIABILITIES
Deposits:
Noninterest-bearing	$25,775	$28,232
Interest-bearing	177,143	177,832
Total deposits	202,918	206,064

Borrowings	28,200	29,000

Accrued interest payable	497	12
Accrued expenses and other liabilities	572	820
Total Liabilities	232,187	235,896

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 1,000,000 shares authorized, $0.01 par value, no shares issued and outstanding	—	—
Common stock, 30,000,000 shares authorized, $0.01 par value, 3,565,430 shares issued and 2,885,039 shares outstanding (2,885,039 at December 31, 2022)	36	36
Additional paid-in-capital	30,818	30,777
Retained earnings, substantially restricted	24,847	24,916
Accumulated other comprehensive loss	(10,201)	(10,831)
Unearned ESOP shares	(1,470)	(1,524)
Unearned stock compensation plan	(357)	(458)
Treasury stock, at cost - 680,391 shares (680,391 at December 31, 2022)	(9,594)	(9,594)
Total Stockholders’ Equity	34,079	33,322

Total Liabilities and Stockholders’ Equity	$266,266	$269,218

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share information) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$1,870	$1,455	$3,591	$2,770
Investment securities:
Mortgage-backed securities	189	143	379	247
Municipal tax exempt	393	424	806	805
Other debt securities	115	123	230	198
Federal Home Loan Bank dividends	21	5	48	9
Interest-bearing deposits with banks and time deposits	16	3	33	7
Total interest income	2,604	2,153	5,087	4,036

INTEREST EXPENSE
Deposits	398	107	744	214
Borrowings	289	66	566	109
Total interest expense	687	173	1,310	323

Net interest income	1,917	1,980	3,777	3,713

Provision for (recapture of) credit losses	(16)	50	36	50
Net interest income after provision for credit losses	1,933	1,930	3,741	3,663

NONINTEREST INCOME
Deposit account service charges	89	90	180	171
Brokered loan fees	19	58	34	101
Net loss on sales of securities available for sale	—	—	(27)	—
Increase in cash value of life insurance	14	15	28	29
Net gain on disposal of foreclosed real estate	7	—	7	—
ATM and debit card fee income	167	152	306	288
Gain on life insurance	—	36	—	36
Other income	12	13	24	24
Total noninterest income	308	364	552	649

NONINTEREST EXPENSE
Compensation and benefits	933	983	1,824	1,816
Occupancy and equipment	153	138	314	276
Data processing	221	118	432	236
Professional fees	129	158	298	302
Loss on disposal of premises and equipment	—	7	—	7
Directors' compensation	90	89	179	170
Stockholders' meeting expense	76	15	94	33
Supervisory examinations	8	17	23	35
Deposit insurance premiums	30	17	50	33
Marketing and business development	22	57	48	79
Other expenses	170	145	319	274
Total noninterest expense	1,832	1,744	3,581	3,261

Income before income taxes	409	550	712	1,051

Income tax expense (benefit)	9	24	(28)	58

Net Income	$400	$526	$740	$993

Earnings per common share:
Basic	$0.14	$0.19	$0.27	$0.36
Diluted	$0.14	$0.19	$0.27	$0.36

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$400	$526	$740	$993

Other Comprehensive Income (Loss), net of tax
Unrealized gains (losses) on securities available for sale:
Net unrealized holding gains (losses) arising during the period	(1,591)	(6,819)	812	(14,656)
Income tax (expense) benefit	396	1,696	(202)	3,645
Net of tax amount	(1,195)	(5,123)	610	(11,011)

Reclassification adjustment for realized losses included in net income during the period	—	—	(27)	—
Income tax benefit	—	—	7	—
Net of tax amount	—	—	(20)	—

Other Comprehensive Income (Loss), net of tax	(1,195)	(5,123)	630	(11,011)

Total Comprehensive Income (Loss)	$(795)	$(4,597)	$1,370	$(10,018)

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share information) (Unaudited)

				Accumulated		Unearned
		Additional		Other	Unearned	Stock
	Common	Paid-in	Retained	Comprehensive	ESOP	Compensation	Treasury
	Stock	Capital	Earnings	Income (Loss)	Shares	Plan	Stock	Total
Balances at January 1, 2022	$36	$30,694	$23,527	$2,096	$(1,649)	$(473)	$(7,702)	$46,529

Net income	—	—	467	—	—	—	—	467
Other comprehensive loss	—	—	—	(5,888)	—	—	—	(5,888)
Cash dividends ($0.04 per share)	—	—	(113)	—	—	—	—	(113)
ESOP shares committed to be released	—	13	—	—	26	—	—	39
Purchase of 16,117 treasury shares	—	—	—	—	—	—	(241)	(241)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Exercise of stock options	—	(8)	—	—	—	—	111	103
Stock compensation expense	—	13	—	—	—	41	—	54

Balances at March 31, 2022	$36	$30,712	$23,881	$(3,792)	$(1,623)	$(430)	$(7,834)	$40,950

Net income	—	—	526	—	—	—	—	526
Other comprehensive loss	—	—	—	(5,123)	—	—	—	(5,123)
Cash dividends ($0.04 per share)	—	—	(108)	—	—	—	—	(108)
ESOP shares committed to be released	—	11	—	—	26	—	—	37
Purchase of 136,780 treasury shares	—	—	—	—	—	—	(1,952)	(1,952)
Forfeiture of unearned stock awards	—	—	—	—	—	2	(2)	—
Stock compensation expense	—	11	—	—	—	41	—	52

Balances at June 30, 2022	$36	$30,734	$24,299	$(8,915)	$(1,597)	$(387)	$(9,788)	$34,382

Balances at January 1, 2023	$36	$30,777	$24,916	$(10,831)	$(1,524)	$(458)	$(9,594)	$33,322

Impact of adoption of ASC 326	—	—	(481)	—	—	—	—	(481)
Net income	—	—	340	—	—	—	—	340
Other comprehensive income	—	—	—	1,825	—	—	—	1,825
Cash dividends ($0.06 per share)	—	—	(164)	—	—	—	—	(164)
ESOP shares committed to be released	—	7	—	—	27	—	—	34
Stock compensation expense	—	16	—	—	—	51	—	67

Balances at March 31, 2023	$36	$30,800	$24,611	$(9,006)	$(1,497)	$(407)	$(9,594)	$34,943

Net income	—	—	400	—	—	—	—	400
Other comprehensive loss	—	—	—	(1,195)	—	—	—	(1,195)
Cash dividends ($0.06 per share)	—	—	(164)	—	—	—	—	(164)
ESOP shares committed to be released	—	3	—	—	27	—	—	30
Stock compensation expense	—	15	—	—	—	50	—	65

Balances at June 30, 2023	$36	$30,818	$24,847	$(10,201)	$(1,470)	$(357)	$(9,594)	$34,079

See accompanying Notes to Consolidated Financial Statements.

MID-SOUTHERN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$740	$993
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	177	235
Provision for credit losses	36	50
Stock compensation expense	132	106
Depreciation expense	95	87
Loss on disposal of premises and equipment	—	7
ESOP compensation expense	64	76
Deferred income taxes	(24)	(69)
Gain on sale of foreclosed real estate	(7)	—
Increase in cash value of life insurance	(28)	(29)
Gain on life insurance	—	(36)
Net loss on sales of securities available for sale	27	—
Increase (decrease) in accrued interest receivable	108	(204)
Increase in accrued interest payable	485	—
Net change in other assets and liabilities	(335)	100
Net Cash Provided By Operating Activities	1,470	1,316

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	—	(25,951)
Principal collected on mortgage-backed securities available for sale	1,705	4,944
Proceeds from maturities of securities available for sale	1,040	2,469
Proceeds from sales of securities available for sale	4,101	—
Principal collected on mortgage-backed securities held to maturity	5	2
Purchase of Federal Home Loan Bank stock	—	(989)
Proceeds from redemption of Federal Home Loan Bank Stock	—	57
Net increase in loans receivable	(3,813)	(15,625)
Proceeds from the sale of foreclosed real estate	23	—
Purchase of premises and equipment	(73)	(230)
Proceeds from settlement of life insurance	—	203
Investment in cash value of life insurance	—	(4)
Net Cash Provided By (Used In) Investing Activities	2,988	(35,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,146)	8,163
Repayments to Federal Home Loan Bank	(29,000)	(10,000)
Proceeds from Federal Home Loan Bank	—	26,000
Proceeds from Federal Reserve	28,200	—
Proceeds from the exercise of stock options	—	103
Purchase of treasury stock	—	(2,193)
Cash dividends paid	(328)	(221)
Net Cash Provided By (Used In) Financing Activities	(4,274)	21,852

Net Increase (Decrease) in Cash and Cash Equivalents	184	(11,956)

Cash and cash equivalents at beginning of year	5,684	16,379

Cash and Cash Equivalents at End of Period	$5,868	$4,423

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$825	$323
Net tax payments	—	65

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Investment securities at June 30, 2023 and December 31, 2022 are summarized as follows:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2023	Cost	Gains	Losses	Value

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$12,608	$—	$1,922	$10,686
Agency CMO	20,158	44	2,310	17,892
	32,766	44	4,232	28,578

Other debt securities:
U.S. Treasury securities	9,845	—	355	9,490
U.S. Government agency obligations	1,983	—	216	1,767
Municipal obligations	68,125	18	8,837	59,306
	79,953	18	9,408	70,563

Total securities available for sale	$112,719	$62	$13,640	$99,141

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$12	$—	$—	$12

Total securities held to maturity	$12	$—	$—	$12

December 31, 2022

Securities available for sale:
Mortgage-backed securities:
Agency MBS	$13,257	$—	$1,868	$11,389
Agency CMO	21,233	18	2,257	18,994
	34,490	18	4,125	30,383

Other debt securities:
U.S. Treasury securities	9,840	—	401	9,439
U.S. Government agency obligations	1,996	—	183	1,813
Municipal obligations	73,442	18	9,744	63,716
	85,278	18	10,328	74,968

Total securities available for sale	$119,768	$36	$14,453	$105,351

Securities held to maturity:
Mortgage-backed securities:
Agency MBS	$17	$—	$—	$17

Total securities held to maturity	$17	$—	$—	$17

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of debt securities as of June 30, 2023, by contractual maturity, are shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the obligations may be prepaid without penalty.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$6,092	$5,965	$—	$—
Due after one year through five years	9,706	9,261	—	—
Due after five years through ten years	4,313	3,980	—	—
Due after ten years	59,842	51,357	—	—
	79,953	70,563	—	—
MBS and CMO	32,766	28,578	12	12

	$112,719	$99,141	$12	$12

Information pertaining to investment securities available for sale with gross unrealized losses at June 30, 2023, aggregated by investment category and the length of time that individual investment securities have been in a continuous loss position, follows.

	Number of		Gross
(Dollars in thousands)	Investment	Fair	Unrealized
June 30, 2023	Positions	Value	Losses
Securities available for sale:
Continuous loss position less than 12 months:
Municipal obligations	14	$7,130	$72
Total less than 12 months	14	7,130	72

Continuous loss position more than 12 months:
U.S. Treasury securities	6	9,490	355
U.S. Government agency obligations	1	1,767	216
Agency MBS	13	10,687	1,922
Agency CMO	18	16,472	2,310
Municipal obligations	90	48,656	8,765
Total more than 12 months	128	87,072	13,568

Total securities available for sale	142	$94,202	$13,640

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

At June 30, 2023 and December 31, 2022, the Company had no debt securities in the held to maturity classification in a loss position. The debt securities available for sale in a loss position were 95.0% and 94.7% of the Company’s total available for sale securities portfolio at June 30, 2023 and December 31, 2022, respectively. All of the debt securities in a loss position at June 30, 2023 were backed by residential first mortgage loans or were obligations issued by federal or local government-sponsored enterprises. These unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company does not consider available-for-sale securities with unrealized losses at June 30, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses. It is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

There were no securities sold during the three-month period ended June 30, 2023. During the six-month period ended June 30, 2023, the Company realized gross losses of $27,000 on the sale of available-for-sale municipal securities. There were no securities sold during the three- and six-month periods ended June 30, 2022.

At June 30, 2023, investment securities consisting of U.S. Treasury securities, U.S. Government agency obligations, U.S. agency mortgage-backed securities and collateralized mortgage obligations with a total par value of $39.3 million were pledged as collateral for advances from the Federal Reserve through its Bank Term Funding Program (“BTFP”). There were no investment securities pledged as collateral for any purpose as of December 31, 2022.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Allowance for Credit Losses on Loans. The allowance for credit losses on loans is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated or loans otherwise classified as doubtful or substandard. For such loans that are classified as individually analyzed, an allowance is established when the collateral value of the individually analyzed loan is lower than the carrying value of that loan.

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

Management exercises significant judgment in evaluating the relevant historical loss experience and the qualitative factors. Management also monitors the differences between estimated and actual incurred credit losses for individually analyzed loans in order to evaluate the effectiveness of the estimation process and make any changes in the methodology as necessary.

The following portfolio segments are considered in the allowance for credit loss analysis:  one-to-four family residential real estate, multi-family residential real estate, construction, commercial real estate, commercial business, and consumer loans.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarized the total impact of adoption of ASC 326 on January 1, 2023:

	January 1, 2023
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

Loan Charge-Offs. For portfolio segments other than consumer loans, the Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or for other reasons. A partial charge-off is recorded on a loan when the collectability of a portion of the loan has been confirmed, such as when a loan is discharged in bankruptcy, the collateral is liquidated, a loan is restructured at a reduced principal balance, or other identifiable events that lead management to determine the full principal balance of the loan will not be repaid. A specific reserve is recognized as a component of the allowance for estimated losses on individually analyzed loans. Partial charge-offs on nonperforming and individually analyzed loans are included in the Company’s historical loss experience used to estimate the general component of the allowance for credit losses as discussed above. Specific reserves are not considered charge-offs in management’s evaluation of the general component of the allowance for credit losses because they are estimates and the outcome of the loan relationship is undetermined.

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

At June 30, 2023 and December 31, 2022, the Company did not have any foreclosed residential real estate properties where physical possession had occurred. During the three- and six-month periods ended June 30 2023, the Company realized net gains of $7,000 on the sale of foreclosed residential real estate properties.

At June 30, 2023, there were five loans with amortized cost of $528,000 that are secured by residential and commercial real estate properties for which formal foreclosure proceedings are in process. The amortized cost of loans collateralized by residential real estate property in the process of foreclosure was $116,000 at December 31, 2022.

Loans at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Real estate mortgage loans:
One-to-four family residential	$64,289	$64,747
Multi-family residential	9,543	8,271
Construction	8,306	7,847
Commercial real estate	51,896	48,590
Commercial business loans	14,009	14,675
Consumer loans	2,008	2,077
Total loans	150,051	146,207

Deferred loan origination fees and costs, net	(167)	(136)
Allowance for credit losses on loans	(2,329)	(1,692)

Loans, net	$147,555	$144,379

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for credit losses on loans for the three months ended June 30, 2023 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for credit losses on loans:
Beginning balance	$723	$414	$60	$879	$194	$54	$2,324
Provisions	(48)	37	52	(51)	(9)	4	(15)
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	20	—	—	—	—	3	23

Ending balance	$695	$451	$112	$828	$185	$58	$2,329

An analysis of the changes in the allowance for credit losses on loans for the six months ended June 30, 2023 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for credit losses on loans:
Beginning balance	$705	$86	$18	$650	$199	$34	$1,692
Impact of adopting ASC 326	12	303	83	125	8	26	557
Provisions	(44)	62	11	53	(22)	3	63
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	22	—	—	—	—	3	25

Ending balance	$695	$451	$112	$828	$185	$58	$2,329

An analysis of the changes in the allowance for credit losses on loans for the three months ended June 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for credit losses on loans:
Beginning balance	$782	$94	$20	$475	$120	$31	$1,522
Provisions	(32)	18	(10)	83	(11)	2	50
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	1	—	—	—	—	—	1

Ending balance	$751	$112	$10	$558	$109	$31	$1,571

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An analysis of the changes in the allowance for credit losses on loans for the six months ended June 30, 2022 is as follows:

	One-to-Four
	Family	Multi-Family		Commercial	Commercial
	Residential	Residential	Construction	Real Estate	Business	Consumer	Total

	(In thousands)
Allowance for credit losses on loans:
Beginning balance	$873	$102	$25	$363	$127	$33	$1,523
Provisions	(125)	10	(15)	195	(18)	3	50
Charge-offs	—	—	—	—	—	(6)	(6)
Recoveries	3	—	—	—	—	1	4

Ending balance	$751	$112	$10	$558	$109	$31	$1,571

The following table summarizes the amortized cost and allowance for credit losses allocated to loans which are collaterally dependent to determine expected credit losses as of June 30, 2023:

				Allocated
	Real Estate	Other	Total	Allowance

	(In thousands)
Multi-family residential	$143	$—	$143	$—
Commercial real estate	315	—	315	—

Total	$458	$—	$458	$—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans for the three- and six-month periods ended June 30, 2022. The Company did not recognize any interest income on impaired loans using the cash receipts method of accounting for the three- and six-month periods ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Amortized	Income
	Investment	Recognized	Cost	Recognized

Loans with no related allowance recorded:
One-to-four family residential	$726	$—	$758	$1
Commercial real estate	91	1	95	2
Commercial business	—	—	—	—
Consumer	—	—	1	—
	$817	$1	$854	$3

Loans with an allowance recorded:
One-to-four family residential	$271	$3	$253	$6
Commercial real estate	67	1	67	2
Commercial business	317	4	321	8
Consumer	—	—	—	—
	$655	$8	$641	$16

Total:
One-to-four family residential	$997	$3	$1,011	$7
Commercial real estate	158	2	162	4
Commercial business	317	4	321	8
Consumer	—	—	1	—
	$1,472	$9	$1,495	$19

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s impaired loans as of December 31, 2022:

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

The following table presents the amortized cost of nonaccrual loans and loans past due over 90 days and still accruing at June 30, 2023 and December 31, 2022:

	At June 30, 2023			At December 31, 2022
		Nonaccrual	Loans 90+		Nonaccrual	Loans 90+
		Loans	Days		Loans	Days
	Nonaccrual	Without an	Past Due	Nonaccrual	Without an	Past Due
	Loans	Allowance	Still Accruing	Loans	Allowance	Still Accruing

	(In thousands)
One-to-four family residential	$436	$—	$—	$732	$193	$—
Multi-family residential	143	143	—	—	—	—
Commercial real estate	315	315	—	—	—	—
Consumer	19	—	—	—	—	—

Total	$913	$458	$—	$732	$193	$—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the amortized cost of loans at June 30, 2023:

				Over		Total
		30‑59 Days	60‑89 Days	90 Days	Total	Accruing	Nonaccrual	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans

	(In thousands)
June 30, 2023
One-to-four family residential	$63,344	$409	$100	$—	$509	$63,853	$436	$64,289
Multi-family residential	9,400	—	—	—	—	9,400	143	9,543
Construction	8,306	—	—	—	—	8,306	—	8,306
Commercial real estate	51,015	566	—	—	566	51,581	315	51,896
Commercial business	14,009	—	—	—	—	14,009	—	14,009
Consumer	1,975	14	—	—	14	1,989	19	2,008

Total	$148,049	$989	$100	$—	$1,089	$149,138	$913	$150,051

The following table presents the aging of the amortized cost of loans at December 31, 2022:

				Over		Total
		30‑59 Days	60‑89 Days	90 Days	Total	Accruing	Nonaccrual	Total
	Current	Past Due	Past Due	Past Due	Past Due	Loans	Loans	Loans

	(In thousands)
December 31, 2022
One-to-four family residential	$63,610	$596	$—	$—	$596	$64,206	$732	$64,938
Multi-family residential	8,261	—	—	—	—	8,261	—	8,261
Construction	7,834	—	—	—	—	7,834	—	7,834
Commercial real estate	48,222	444	—	—	444	48,666	—	48,666
Commercial business	14,676	11	—	—	11	14,687	—	14,687
Consumer	2,122	—	—	—	—	2,122	—	2,122

Total	$144,725	$1,051	$—	$—	$1,051	$145,776	$732	$146,508

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

Pass:  Loans not meeting the criteria below are considered to be pass loans.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss:  Loans classified as loss are considered uncollectible and of such little value that their continuance on the institution’s books as an asset is not warranted.

The following table presents the amortized cost of loans, segregated by portfolio segment, risk category and year of origination as of June 30, 2023 and gross charge-offs for the six months ended June 30, 2023:

							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total

	(In thousands)
One-to-four family residential
Pass	$2,590	$13,056	$10,014	$6,415	$2,557	$25,700	$3,521	$63,853
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	436	—	436
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total one-to-four family residential	2,590	13,056	10,014	6,415	2,557	26,136	3,521	64,289
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family residential
Pass	1,344	2,375	3,078	2,173	—	430	—	9,400
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	143	—	—	—	—	143
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total multi-family residential	1,344	2,375	3,221	2,173	—	430	—	9,543
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction
Pass	1,795	3,912	—	—	—	—	2,599	8,306
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction	1,795	3,912	—	—	—	—	2,599	8,306
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate
Pass	5,056	16,746	8,547	4,337	3,050	7,469	3,028	48,233
Special mention	—	—	3,348	—	—	—	—	3,348
Substandard	—	—	315	—	—	—	—	315
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial real estate	5,056	16,746	12,210	4,337	3,050	7,469	3,028	51,896
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial business
Pass	550	1,741	7,644	231	174	288	3,381	14,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial business	550	1,741	7,644	231	174	288	3,381	14,009
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer
Pass	712	503	571	99	36	10	58	1,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	19	—	—	—	—	19
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	712	503	590	99	36	10	58	2,008
Current period gross charge-offs	—	—	—	—	—	—	8	8
Total loans
Pass	$12,047	$38,333	$29,854	$13,255	$5,817	$33,897	$12,587	$145,790
Special mention	—	—	3,348	—	—	—	—	3,348
Substandard	—	—	477	—	—	436	—	913
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$12,047	$38,333	$33,679	$13,255	$5,817	$34,333	$12,587	$150,051
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$8	$8

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

There were no loans that were both experiencing financial difficulty and modified as defined under ASU 2022-02 during the three and six months ended June 30, 2023.

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

There were no TDRs that were restructured during the three and six months ended June 30, 2022.

There were no principal charge-offs recorded as a result of TDRs and there was no specific allowance for credit losses related to TDRs modified during both the three- and six-month periods ended June 30, 2022.

There were no TDRs modified within the previous 12 months for which there was a subsequent payment default (defined as the loan becoming more than 90 days past due, being moved to nonaccrual status, or the collateral being foreclosed upon) during the three- and six-month periods ended June 30, 2022. In the event that a TDR subsequently defaults, the Company evaluates the restructuring for possible impairment. As a result, the related allowance for credit losses may be increased or charge-offs may be taken to reduce the carrying amount of the loan.

5.           Advances

At June 30, 2023 and December 31, 2022, the Company had $28.2 million in advances outstanding from the Federal Reserve and $29.0 million in advances outstanding from the FHLB, respectively.

During the three- and six-month periods ended June 30, 2023 and 2022, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. The advances had an average term of six days in 2023 and 29 days in 2022. The following table sets forth information on the short-term FHLB advances during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Outstanding at period-end	$—	$26,000	$—	$26,000
Average amount outstanding	—	8,879	10,155	4,464
Maximum amount outstanding at any month-end	—	26,000	26,000	26,000
Weighted average interest rate:
During period	—%	0.91%	4.60%	0.90%
End of period	—%	1.59%	—%	1.59%

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, during the three- and six-month periods ended June 30, 2023 and 2022, the Company utilized a $5.0 million line of credit with the FHLB. The following table sets forth information on the FHLB line of credit advances during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Outstanding at period-end	$—	$—	$—	$—
Average amount outstanding	71	791	38	398
Maximum amount outstanding at any month-end	1,301	1,143	1,301	1,143
Weighted average interest rate:
During period	5.75%	1.70%	5.66%	1.69%
End of period	—%	—%	—%	—%

Any advances are secured under a blanket collateral agreement with the FHLB. At June 30, 2023 and 2022, the carrying value of mortgage loans pledged as security for advances was $60.9 million and $60.4 million, respectively.

On March 12, 2023, the Federal Reserve created the BTFP to provide additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. Treasury securities, U.S. Government agency obligations, U.S. agency mortgage-backed securities and collateralized mortgage obligations and borrowed $25.0 million from the BTFP at a fixed rate of 4.37% for a one-year period on March 20, 2023. Upon receipt of this funding from the BTFP, the Company repaid its advance from the Federal Home Loan Bank of Indianapolis. On May 22, 2023, the Company borrowed $1.6 million from the BTFP at a fixed rate of 4.96% for a one-year period. On June 2, 2023, the Company borrowed $1.6 million from the BTFP at a fixed rate of 5.09% for a one-year period. At June 30, 2023, the pledged securities had a par value of $39.3 million.

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.           Supplemental Disclosure for Earnings Per Share

Nonvested restricted stock shares and unallocated ESOP shares are not considered as outstanding for purposes of computing weighted average common shares outstanding. Potential dilutive common shares are excluded from the computation of diluted net income per common share in the periods where the effect would be antidilutive. Excluded from the computation of diluted net income per common share were weighted-average antidilutive shares totaling 89,403 for the three and six months ended June 30, 2023, respectively. No stock options for common stock and no restricted stock awards were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the three and six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share data)
Basic
Earnings:
Net income	$400	$526	$740	$993

Shares:
Weighted average common shares outstanding	2,703,389	2,722,365	2,702,066	2,766,818

Net income per common share, basic	$0.14	$0.19	$0.27	$0.36

Diluted
Earnings:
Net income	$400	$526	$740	$993

Shares:

Weighted average common shares outstanding	2,703,389	2,722,365	2,702,066	2,766,818
Add: Dilutive effect of stock options	79	247	91	254
Add: Dilutive effect of restricted stock	1,276	3,277	827	2,678

Weighted average common shares outstanding, as adjusted	2,704,744	2,725,889	2,702,984	2,769,750

Net income per common share, diluted	$0.14	$0.19	$0.27	$0.36

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Compensation expense recognized for the three- and six-month periods ended June 30, 2023 was $30,000 and $64,000, respectively. Compensation expense recognized for the three- and six-month periods ended June 30, 2022 was $37,000 and $76,000, respectively. The ESOP trust held 52,430 allocated shares and 152,359 unallocated shares of Company common stock at June 30, 2023. The fair value of the unallocated shares was $2.0 million at June 30, 2023.

8.            Stock-based Compensation Plans

The Company’s stock-based compensation plans are described below.

2010 Equity Incentive Plan

The Bank had an equity incentive plan (the “2010 Plan”) adopted on July 27, 2010 which was assumed by the Company in connection with the Conversion. Under the 2010 Plan, 127,849 shares of common stock, as adjusted for the Conversion exchange ratio, were approved for awards of stock options and restricted stock. As of June 30, 2023, on an adjusted basis, awards for stock options totaling 78,010 shares and awards for restricted stock totaling 34,250 shares of Company common stock have been granted, net of any forfeitures, to participants in the 2010 Plan. No additional awards may be made under the 2010 Plan.

2019 Equity Incentive Plan

In September 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which provides for the award of stock options and restricted stock. Under the 2019 Plan, the Compensation Committee may grant stock options that, upon exercise, result in the issuance of 255,987 shares of common stock and may grant 102,395 shares of restricted stock. At June 30, 2023, awards for stock options totaling 20,900 shares and awards for restricted stock totaling 48,319 shares of the Company common stock have been granted, net of any forfeitures, to participants in the 2019 Plan.

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

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity as of June 30, 2023, and changes during the six-month period then ended is presented below:

			Weighted
			Average
	Number	Weighted	Remaining	Aggregate
	of	Average Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at beginning of year	89,637	$13.38
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	89,637	$13.38	7.1	$2,000

Vested and expected to vest	89,637	$13.38	7.1	$2,000

Exercisable at end of period	60,438	$13.37	6.7	$2,000

For the three- and six-month periods ended June 30, 2023, the Company recognized $15,000 and $31,000, respectively, in compensation expense related to the stock option plan. For the three- and six-month periods ended June 30, 2022, the Company recognized $12,000 and $25,000, respectively, in compensation expense related to the stock option plan. At June 30, 2023, there was $79,000 of unrecognized compensation expense related to nonvested stock options. The compensation expense is expected to be recognized over a weighted average period of 1.9 years.

A summary of the activity for the Company’s nonvested restricted shares as of June 30, 2023 and changes during the six-month period then ended is presented below:

Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Nonvested at beginning of year	32,839	$14.05
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at end of period	32,839	$14.05

For the three- and six-month periods ended June 30, 2023, the Company recognized $50,000 and $101,000, respectively, in compensation expense related to the restricted stock plans. For the three- and six-month periods ended June 30, 2022, the Company recognized $40,000 and $81,000, respectively, in compensation expense related to the restricted stock plans. At June 30, 2023, unrecognized compensation expense related to nonvested restricted shares was $357,000. The compensation expense is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

9.           Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth on the following page. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets carried at fair value or the lower of cost or fair value. The table below presents the balances of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022. The Company had no liabilities measured at fair value as of June 30, 2023 and December 31, 2022.

	Carrying Value
	Level 1	Level 2	Level 3	Total

	(In thousands)
June 30, 2023

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$10,686	$—	$10,686
Agency CMO	—	17,892	—	17,892
U.S. Treasury securities	—	9,490	—	9,490
U.S. Government agency obligations	—	1,767	—	1,767
Municipal obligations	—	59,306	—	59,306
Total securities available for sale	$—	$99,141	$—	$99,141

December 31, 2022

Assets Measured on a Recurring Basis

Securities available for sale:
Agency MBS	$—	$11,389	$—	$11,389
Agency CMO	—	18,994	—	18,994
U.S. Treasury securities	—	9,439	—	9,439
U.S. Government agency obligations	—	1,813	—	1,813
Municipal obligations	—	63,716	—	63,716
Total securities available for sale	$—	$105,351	$—	$105,351

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

There have been no changes in the valuation techniques and related inputs used for assets measured at fair value on a recurring and nonrecurring basis during the three and six months ended June 30, 2023 and 2022. There were no transfers into or out of the Company’s Level 3 financial assets for the three- and six-month periods ended June 30, 2023 and 2022.

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

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2023

Financial assets:
Cash and cash equivalents	$5,868	$5,868	$—	$—
Securities available for sale	99,141	—	99,141	—
Securities held to maturity	12	—	12	—
Loans, net	147,555	—	—	142,390
FHLB stock	1,778	N/A	N/A	N/A
Accrued interest receivable	1,215	—	1,215	—

Financial liabilities:
Noninterest-bearing deposits	25,775	25,775	—	—
Interest-bearing deposits	177,143	—	—	175,530
Advance from Federal Reserve	28,200	—	27,987	—
Accrued interest payable	497	—	497	—

December 31, 2022

Financial assets:
Cash and cash equivalents	$5,684	$5,684	$—	$—
Securities available for sale	105,351	—	105,351	—
Securities held to maturity	17	—	17	—
Loans, net	144,379	—	—	138,744
FHLB stock	1,778	N/A	N/A	N/A
Accrued interest receivable	1,323	—	1,323	—

Financial liabilities:
Noninterest-bearing deposits	28,232	28,232	—	—
Interest-bearing deposits	177,832	—	—	175,969
Advance from FHLB	29,000	—	29,000	—
Accrued interest payable	12	—	12	—

MID-SOUTHERN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.         Revenue from Contracts with Customers

Substantially all of the Company’s revenue from contracts with customers in the scope of FASB ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income and other income within the scope of FASB ASC 606 for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Deposit account service charges	$89	$90	$180	$171
Brokered loan fees	19	58	34	101
ATM and debit card fee income	167	152	306	288
Other income	9	4	17	5
Revenue from contracts with customers	284	304	537	565

Net loss on sales of securities available for sale	—	—	(27)	—
Increase in cash surrender value of life insurance	14	15	28	29
Gain on disposal of foreclosed real estate	7	—	7	—
Gain on life insurance	—	36	—	36
Other income	3	9	7	19
Other noninterest income	24	60	15	84

Total noninterest income	$308	$364	$552	$649

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

12.         Subsequent Events

On August 2, 2023, the Company notified the Nasdaq Stock Market, LLC (“Nasdaq”) of its intent to file a Form 25 with the SEC on August 14, 2023 to effect the voluntary delisting of the Company’s common stock from Nasdaq. The Company expects the delisting to be effective on August 14, 2023. Upon delisting from Nasdaq, the Company intends to file a Form 15 with the SEC on or about August 24, 2023 to deregister its common stock under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s obligation to file periodic reports under the Exchange Act, including Forms 10-K, 10-Q and 8-K, will be suspended immediately upon the filing of the Form 15. The Company expects its common stock to be quoted on the OTCQX Market beginning on August 15, 2023. The Company’s transition to the OTCQX Market is not expected to affect the Company’s business operations.

The Company’s decision to delist and deregister its common stock was based on the conclusion that the significant costs and regulatory compliance burden outweigh the benefits of remaining an SEC-reporting, Nasdaq-listed company. The Company will continue to provide stockholders with an annual report containing audited consolidated financial statements, and quarterly financial information will be made available on the Company’s website at www.mid-southern.com. The Bank will also continue to file quarterly Call Reports with the Federal Deposit Insurance Corporation, which are available at www.fdic.gov.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of losses inherent in the loan portfolio as of the date of the balance sheet and it is recorded as a reduction of loans. The allowance is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan and the entire allowance is available to absorb all credit losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is primarily based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as individually analyzed. For loans that are individually analyzed, an allowance is established when the collateral value of the loan is lower than the carrying value of that loan.

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

In addition, various bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination.

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

Estimation of Fair Values. Fair values for securities available-for-sale are obtained from an independent third-party pricing service. Where available, fair values are based on quoted prices on a nationally recognized securities exchange. If quoted prices are not available, fair values are measured using quoted market prices for similar benchmark securities. Management generally makes no adjustments to the fair value quotes provided by the pricing source. The fair values of foreclosed real estate and the underlying collateral value of individually analyzed loans are typically determined based on evaluations by third parties, less estimated costs to sell. When necessary, appraisals are updated to reflect changes in market conditions.

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

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define these non-GAAP measures or similar measures differently. The following table presents the reconciliation of net interest income to net interest income adjusted to a fully taxable-equivalent basis assuming a relevant marginal tax for interest earned on tax-exempt assets such as municipal loans and investment securities (dollars in thousands), along with the calculation of yield on interest-earning assets (tax-equivalent basis), net interest rate spread (tax-equivalent basis) and net interest margin (tax-equivalent basis).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net interest income, yield on interest-earning assets, net interest rate spread, net interest margin (tax-equivalent basis):	2023	2022	2023	2022

Net interest income (GAAP)	$1,917	$1,980	$3,777	$3,713
Tax-equivalent adjustments: (1)
Loans	2	1	6	2
Tax-exempt investment securities	105	114	214	216
Net interest income (tax-equivalent basis)	$2,024	$2,095	$3,997	$3,931

Average interest-earning assets (2)	$266,819	$262,072	$268,144	$256,533

Yield on interest-earning assets	3.90%	3.29%	3.79%	3.15%
Yield on interest-earning assets (tax-equivalent basis)	4.06%	3.46%	3.96%	3.32%

Net interest rate spread	2.54%	2.94%	2.50%	2.81%
Net interest rate spread (tax-equivalent basis)	2.70%	3.11%	2.67%	2.98%

Net interest margin	2.87%	3.02%	2.82%	2.90%
Net interest margin (tax-equivalent basis)	3.03%	3.20%	2.98%	3.06%

(1) - Tax-exempt income has been adjusted to a tax-equivalent basis using the federal marginal tax rate of 21% for 2023 and 2022.

(2) - Investment securities, which are included in interest-earning assets, are based on amortized cost and do not give effect to changes in fair value that are reflected in Accumulated Other Comprehensive Income / Loss.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets decreased $2.9 million, or 1.1%, to $266.3 million at June 30, 2023 from $269.2 million at December 31, 2022.

Cash and Cash Equivalents.  Cash and cash equivalents increased $184,000, or 3.2%, to $5.9 million at June 30, 2023 from $5.7 million at December 31, 2022 due primarily to cash flows provided by operating activities and the net effect of activity in available for sale securities, partially offset by increases in net loans receivable and decreases in borrowings and deposits.

Loans.  Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, multi-family residential loans, commercial business loans, commercial real estate loans and construction loans. To a lesser extent, we originate consumer loans. Net loans receivable increased $3.2 million, or 2.2%, to $147.6 million at June 30, 2023 from $144.4 million at December 31, 2022. The increase in net loans was due primarily to increases of $3.3 million in commercial real estate loans, $1.3 million in multi-family residential loans and $459,000 in construction loans, partially offset by a $666,000 decrease in commercial business loans and a $458,000 decrease in one-to-four family residential loans.

Securities Available for Sale.  Our available for sale securities portfolio consists primarily of U.S. government securities, U.S. government agency debt securities, including mortgage-backed securities and collateralized mortgage obligations, and municipal obligations. Securities available for sale decreased $6.2 million, or 5.9%, to $99.1 million at June 30, 2023 from $105.4 million at December 31, 2022. The decrease was due primarily to the sale of $4.1 million of available-for-sale investment securities, $2.8 million in scheduled principal payments, call and maturities of available-for-sale investment securities, partially offset by a $840,000 unrealized gain on available-for-sale investment securities.

Deposits.  Deposit accounts, primarily obtained from individuals and businesses throughout our local market area, are the primary source of funds for our lending and investments. Our deposit accounts are comprised of noninterest-bearing checking, interest-bearing checking, savings, and money market accounts and certificates of deposit. Deposits decreased $3.1 million, or 1.5%, to $202.9 million at June 30, 2023 from $206.1 million at December 31, 2022.

Uninsured deposits, not covered by the FDIC deposit insurance or the Indiana Public Deposit Insurance Fund (“PDIF”), were 9.4% of total deposits as of June 30, 2023 versus 10.3% as of December 31, 2022. The PDIF insures those public funds of the State of Indiana and its political subdivisions deposited in approved financial institutions. The Company does not hold public funds for any institutions outside of the State of Indiana. Deposits not insured by FDIC insurance coverage (including the public fund deposits that are covered by the PDIF) were approximately 18.9% and 19.0% as of June 30, 2023 and December 31, 2022, respectively.

Borrowings.  At June 30, 2023 and December 31, 2022, the Company had $28.2 million in advances outstanding from the Federal Reserve and $29.0 million in advances outstanding from the FHLB, respectively.

During the six-month period ended June 30, 2023, the Company utilized a series of short-term fixed-rate bullet advances from the FHLB in order to meet daily liquidity requirements and to fund growth in earning assets. Average borrowings during the six-month period totaled $10.2 million bearing a weighted average interest rate of 4.60% and an average term of six days. As of June 30, 2023, the Company did not have an outstanding balance on these short-term advances.

On April 13, 2022, the Company began utilizing a $5.0 million line of credit from the FHLB. Average borrowings on the line of credit during the three- and six-month periods ended June 30, 2023 totaled $71,000 bearing an average interest rate of 5.75% and $38,000 bearing an average interest rate of 5.66%, respectively. As of June 30, 2023, the Company did not have an outstanding balance on the line of credit.

On March 12, 2023, the Federal Reserve created the Bank Term Funding Program (“BTFP”) to provide additional funding available to eligible depository institutions. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions and other depository institutions which pledge collateral, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. The collateral is valued at par, and advances under this program do not include any fees or prepayment penalties. With the introduction of the BTFP, the Company pledged as collateral U.S. agency mortgage-backed securities and borrowed $25.0 million from the BTFP at a fixed rate of 4.37% for a one-year period on March 20, 2023. Upon receipt of this funding from the BTFP, the Company repaid its advance from the Federal Home Loan Bank of Indianapolis. On May 22, 2023, the Company borrowed $1.6 million from the BTFP at a fixed rate of 4.96% for a one-year period. On June 2, 2023, the Company borrowed $1.6 million from the BTFP at a fixed rate of 5.09% for a one-year period. At June 30, 2023, the pledged securities had a par value of $39.3 million.

Stockholders’ Equity.  Stockholders’ equity increased $757,000 to $34.1 million at June 30, 2023 from $33.3 million at December 31, 2022. The increase was due primarily to net income of $740,000 and an increase in the accumulated other comprehensive income of $630,000 related to a decrease in unrealized losses on available-for-sale securities, partially offset by a $481,000 reduction related to the implementation of ASC 326 and $328,000 in dividends.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Net Income.  Net income was $400,000 ($0.14 per common share diluted) for the three months ended June 30, 2023, compared to net income of $526,000 ($0.19 per common share diluted) for the three months ended June 30, 2022. For the six months ended June 30, 2023, net income was $740,000 ($0.27 per common share diluted) compared to $993,000 ($0.36 per common share diluted) for the same period in 2022. The primary reason for the decrease in net income between the periods was increased noninterest expenses and decreased noninterest income, partially offset by increased net interest income after provision for credit losses.

Net Interest Income.  Net interest income after provision for credit losses increased $3,000, or 0.2%, to $1.9 million for the three months ended June 30, 2023 compared to $1.9 million for the three months ended June 30, 2022 due primarily to an increase in the average balances of and yields from interest-earning assets and a recapture of credit losses, partially offset by an increase in the average balances of and cost from interest-bearing liabilities.

Total interest income increased $451,000, or 20.9%, to $2.6 million for the three months ended June 30, 2023 as compared to $2.2 million the same period in 2022. The increase resulted from an increase in the average balances and yields of interest-earning assets. The average balance of interest-earning assets increased to $266.8 million for the quarter ended June 30, 2023 from $262.1 million for the quarter ended June 30, 2022, due primarily to increases in loans receivable, partially offset by lower investment securities and interest-bearing deposits with banks. The average yield on interest-earning assets and tax-equivalent yield on interest-earning assets(1) increased to 3.90% and 4.06%, respectively, for the quarter ended June 30, 2023 from 3.29% and 3.46%, respectively, for the quarter ended June 30, 2022, due primarily to higher yields from loans, investment securities, and interest-bearing deposits with banks.

Total interest expense increased $514,000, or 297.1%, to $687,000 for the three months ended June 30, 2023 compared to $173,000 for the three months ended June 30, 2022 due to an increase in the average balance of interest-bearing liabilities and in the average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased to $201.9 million for the quarter ended June 30, 2023 from $196.7 million for the same period in 2022, due primarily to increases in borrowings, partially offset by decreases in deposit accounts. The average cost of interest-bearing liabilities increased to 1.36% for the quarter ended June 30, 2023 from 0.35% for the same period in 2022. The average cost of deposits increased to 0.91% for the quarter ended June 30, 2023 from 0.24% for the quarter ended June 30, 2022. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread and interest rate spread on a tax-equivalent basis(1) decreased to 2.54% and 2.70%, respectively, for the quarter ended June 30, 2023, from 2.94% and 3.11%, respectively, for the quarter ended June 30, 2022. The net interest margin and the net interest margin on a tax-equivalent basis(1) decreased to 2.87% and 3.03%, respectively, for the quarter ended June 30, 2023 from 3.02% and 3.20%, respectively, for the quarter ended June 30, 2022.

Net interest income after provision for credit losses increased $78,000, or 2.1%, to $3.7 million for the six months ended June 30, 2023 compared to $3.7 million for the six months ended June 30, 2022 due primarily to an increase in the average balance of and yield earned on interest-earning assets and decreased provision for credit losses, partially offset by an increase in the average balance and cost of interest-earning liabilities.

Total interest income was $5.1 million for the six months ended June 30, 2023 compared to $4.0 million for the six months ended June 30, 2022. Interest income from loans receivable increased $821,000, while interest income from investment securities increased $204,000 and interest income from interest-bearing deposits with banks increased $26,000. The average balance of interest-earning assets increased to $268.1 million for the six months ended June 30, 2023 from $256.5 million for the six months ended June 30, 2022, due primarily to increases in loans receivable and investment securities, partially offset by decreases in interest-bearing deposits with banks. The average yield on interest-earning assets and average tax-equivalent yield on interest-earning assets(1) increased to 3.79% and 3.96%, respectively, for the six months ended June 30, 2023 from 3.15% and 3.32%, respectively, for the six months ended June 30, 2022, due primarily to higher yields from loans, investment securities, and interest-bearing deposits with banks.

Total interest expense increased $987,000, or 305.6%, to $1.3 million for the six months ended June 30, 2023 compared to $323,000 for the six months ended June 30, 2022 due to an increase in the average balance and cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 1.29% for the six months ended June 30, 2023 from 0.34% for the same period in 2022. The average balance of interest-bearing liabilities increased to $203.6 million for the six months ended June 30, 2023 from $190.8 million for the same period in 2022, due primarily to an increase in time deposits and higher borrowings, partially offset by lower savings and interest-bearing demand deposits. The average cost of deposits increased to 0.84% for the six months ended June 30, 2023 from 0.24% for the same period in 2022. As a result of the changes in interest-earning assets and interest-bearing liabilities, the interest rate spread and interest rate spread on a tax-equivalent basis(1) was 2.50% and 2.67%, respectively, for the six months ended June 30, 2023 from 2.81% and 2.98%, respectively, for the six months ended June 30, 2022. The net interest margin and the net interest

(1) Refer to “Non-GAAP Financial Measures” and “Reconciliation of Non-GAAP Financial Measures” above for more information and for a reconciliation of this non-GAAP financial measure to the nearest GAAP financial measure.

margin on a tax-equivalent basis(1) decreased to 2.82% and 2.98%, respectively, for the six months ended June 30, 2023 from 2.90% and 3.06%, respectively, for the six-month period ended June 30, 2022.

Provision for Credit Losses.  The amortizing cost of non-performing loans increased to $913,000, at June 30, 2023 compared to $732,000 at December 31, 2022, or 0.6% and 0.5% of total loans, respectively. At June 30, 2023, $577,000 or 63.2% of non-performing loans were current on their loan payments.

On January 1, 2023, the Company implemented ASC 326, and as a result, the opening balances for the allowance for credit losses and reserve for unfunded loan commitments increased by $557,000 and $73,000, respectively, as of January 1, 2023. The adoption entries reduced the Company’s retained earnings on a tax-effected basis of $481,000, with no impact on earnings.

Based on an analysis of the factors described in "Summary of Significant Accounting Policies – Allowance for Credit Losses,” the Company recorded a net recapture of credit losses of $16,000 for the three months ended June 30, 2023 and a net provision of $36,000 for the six months ended June 30, 2023. The Company recorded a provision for credit losses of $50,000 for the three and six months ended June 30, 2022.

Noninterest Income.  Noninterest income decreased $56,000, or 15.4%, for the quarter ended June 30, 2023 as compared to the same period in 2022, due primarily to a reduction in brokered loan fees of $39,000, partially offset by an increase of $15,000 in ATM and debit card fee income and a $7,000 net gain on the disposal of foreclosed real estate. A gain on life insurance of $36,000 was recorded during the quarter ended June 30, 2022 whereas no gain was recorded during the quarter ended June 30, 2023.

Noninterest income decreased $97,000, or 14.9%, for the six months ended June 30, 2023 as compared to the same period in 2022, due primarily to a reduction in brokered loan fees of $67,000 and a $27,000 net loss on the sale of available-for-sale investment securities, partially offset by increases of $18,000 in ATM and debit card fee income and $9,000 in deposit account service charges and a $7,000 net gain on the disposal of foreclosed real estate. A gain on life insurance of $36,000 was recorded during the six months ended June 30, 2022 whereas no gain was recorded during the six months ended June 30, 2023.

Noninterest Expense.  Noninterest expense increased $88,000, or 5.0%, for the quarter ended June 30, 2023 as compared to the same period in 2022. The increase was due primarily to increases in data processing expenses of $103,000, stockholders’ meeting expense of $61,000, occupancy and equipment expenses of $15,000, deposit insurance premiums of $13,000 and other expenses of $25,000, partially offset by lower compensation and benefits expenses of $50,000, marketing and business development expenses of $35,000 and professional fees of $29,000.

Noninterest expense increased $320,000, or 9.8%, for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was due primarily to increases in data processing expenses of $196,000, stockholders’ meeting expense of $61,000, occupancy and equipment expenses of $38,000, deposit insurance premiums of $17,000 and other expenses of $45,000, partially offset by lower marketing and business development expenses of $31,000 and supervisory examination expenses of $12,000.

Income Tax Expense.  The Company recorded an income tax expense of $9,000 for the quarter ended June 30, 2023, compared to an income tax expense of $24,000 for the same period in 2022. For the six months ended June 30, 2023, the Company recorded an income tax benefit of $28,000 compared to an income tax expense of $58,000 for the six months ended June 30, 2022. The income tax benefit is primarily due to an increase in tax-exempt income in proportion to income before income taxes.

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

We maintain cash and investments that qualify as liquid assets to maintain adequate liquidity to ensure safe and sound operation and meet demands for customer funds (particularly withdrawals of deposits). If we require funds beyond our ability to generate them internally, we have additional borrowing capacity of $37.8 million with the FHLB of Indianapolis at June 30, 2023. We could also seek supplemental funding through the Federal Reserve’s BTFP by pledging as collateral additional U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities from our investment portfolio. We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

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

The Company is a separate legal entity from Mid-Southern Savings Bank and must provide for its own liquidity. Sources of capital and liquidity for the Company include any distributions from the Bank and the issuance of debt or equity securities. Dividends and other capital distributions from the Bank are subject to regulatory notice. On a stand-alone basis, the Company had liquid assets of $1.4 million at June 30, 2023.

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

We use our sources of funds primarily to meet ongoing commitments, to pay maturing deposits and fund withdrawals, and to fund loan commitments. At June 30, 2023, the approved outstanding loan commitments, including unused lines and letters of credit, amounted to $18.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2023, totaled $50.0 million. It is management’s policy to manage deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

The Bank is subject to minimum capital requirements imposed by the Office of the Comptroller of the Currency (“OCC”). Consistent with our goals to operate a sound and profitable organization, our policy is for the Bank to maintain a "well-capitalized" status under the capital categories of the OCC. Based on capital levels at June 30, 2023, the Bank exceeded all regulatory capital requirements and met the requirements to be deemed "well-capitalized" under applicable OCC regulatory guidelines.

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

The Bank was considered well-capitalized under applicable federal regulatory capital guidelines with a CBLR of 15.6% at June 30, 2023 and 15.4% at December 31, 2022.

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

Our asset/liability management strategy dictates acceptable limits on the amounts of change in given changes in interest rates. For interest rate increases or decreases of 100, 200, 300 and 400 basis points, our policy dictates that the percentage change in our Economic Value of Equity (“EVE”) should not exceed 10.0%, 20.0%, 30.0% and 35%, respectively. As illustrated in the table below, we were in compliance with this aspect of our asset/liability management policy at June 30, 2023.

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

The table presented below, as of June 30, 2023, is an analysis of our interest rate risk as measured by changes in EVE for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, from no change to up and down 400 basis points.

Immediate Change				Economic Value of Equity as a
In the Level	Economic Value of Equity			% of Present Value of Assets

Of Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %	Change

	(Dollars in thousands)
400bps	$48,352	$(11,257)	(18.9)%	18.5%	(4.3)%
300bps	52,075	(7,534)	(12.6)	19.9	(2.9)
200bps	55,499	(4,110)	(6.9)	21.2	(1.6)
100bps	57,978	(1,631)	(2.7)	22.2	(0.6)
Static	59,609	-	—	22.8	—
(100)bps	60,042	433	0.7	23.0	0.2
(200)bps	59,243	(366)	(0.6)	22.7	(0.1)
(300)bps	56,871	(2,738)	(4.6)	21.8	(1.0)
(400)bps	57,877	(1,732)	(2.9)	22.1	(0.7)

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

For the three and six months ended June 30, 2023, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s market risk, see “Risk Factors” in the Company’s 2022 Form 10-K.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of June 30, 2023 under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and several other members of the Company’s senior management. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s CEO and CFO concluded that based on their evaluation at June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to Company management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(b)    Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2022 Form 10-K, under the section titled “Risk Factors,” which could materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors described in the Company’s 2022 Form 10-K, however these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

MID-SOUTHERN BANCORP, INC.

PART II

OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              Not applicable

(b)              Not applicable

(c)              During the three months ended June 30, 2023, there were no repurchases of our outstanding common shares.

On August 31, 2020, the Company announced a stock repurchase program under which the Company’s Board of Directors authorized the repurchase of up to 162,000 shares of its common stock, or approximately 5% of the outstanding shares at that time. On November 17, 2021, the Company announced that its board of directors authorized an expansion of the repurchase program, permitting the Company to purchase an additional 150,000 shares of its common stock. On May 25, 2022, the Company announced that its board of directors authorized an expansion of the repurchase program, permitting the Company to purchase an additional 142,000 shares of its common stock. As of June 30, 2023, the maximum number of shares that yet may be purchased under the current program is 173,097. The repurchase program will remain effective until the total number of shares authorized is repurchased. However, the program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors we may deem appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q Report for the period ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

(1)	Filed as exhibits to Mid-Southern Bancorp, Inc.’s Registration Statement on Form S-1 (333-223875).
(2)	Filed as an exhibit to Mid-Southern Bancorp, Inc.’s Form 8-K on January 22, 2021 (File No. 001-38491).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-SOUTHERN BANCORP, INC.
(Registrant)

Dated August 11, 2023	BY:	/s/ Alexander G. Babey
Alexander G. Babey
President and Chief Executive Officer
(Principal Executive Officer)

Dated August 11, 2023	BY:	/s/ Robert W. DeRossett
Robert W. DeRossett
Chief Financial Officer
(Principal Financial and Accounting Officer)